Form 10-Q
period 2025-12-31
FreeCast, Inc.
filed 2026-03-30
CIK 1633369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-43122

FreeCast, Inc.
(Exact name of registrant as specified in its charter)

Florida	45-2787251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6901 TPC Drive, Suite 100 Orlando, Florida	32822
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (407) 374-1607

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.0001 par value	CAST	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 26,931,820 shares of Class A common stock outstanding as of March 27, 2026.

There were 13,925,640 shares of Class B common stock outstanding as of March 27, 2026.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FREECAST, INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2025	2025
	(Unaudited)
Current Assets:
Cash	$433,363	$549,249
Accounts receivable, net	137,631	131,432
Accounts receivable - related party	14,335	146,303
Prepaid assets – related party	40,000	-
Other current assets	80,140	46,314
Total current assets	705,469	873,298
Non-current assets:
Property and equipment, net	25,321	26,105
Prepaid assets, net of current portion – related party	60,000	-
Security deposits	126,145	126,145
Operating lease, right-of-use asset	317,523	362,968
Total non-current assets	528,989	515,218
Total assets	$1,234,458	$1,388,516

Current liabilities:
Accounts payable and accrued expenses	$1,767,816	$1,528,327
Accounts payable and accrued expenses - related party	245,683	330,108
Current portion of operating lease obligation	100,159	91,220
Current portion of deferred revenue	5,327	135,273
Convertible Note Payable - Related Party	2,425,552	3,865,555
Total current liabilities	4,544,537	5,950,483
Long term liabilities:
Deferred revenue, net of current portion	1,066	2,705
Operating lease liabilities, net of current portion	236,717	288,836
Total long-term liabilities	237,783	291,541
Total liabilities	4,782,320	6,242,024

Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A Preferred Stock, par value $0.0001, 4,000,000 and 4,000,000 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	400	400
Class A common stock, $0.0001 par value, 320,000,000 authorized; 26,931,820 and 25,947,813 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	2,695	2,596
Class B common stock, $0.0001 par value, 30,000,000 shares authorized; 13,925,640 and 13,937,640 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	1,393	1,394
Additional paid-in capital	197,329,182	190,377,303
Accumulated deficit	(200,881,532)	(195,235,201)
Total stockholders’ deficit	(3,547,862)	(4,853,508)
Total liabilities and stockholders’ deficit	$1,234,458	$1,388,516

The accompanying notes are an integral part of these condensed financial statements

FREECAST, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Net sales
Sales	$15,709	$89,200	$156,903	$128,468
Sales - related parties	46,381	62,345	101,047	141,484
Total revenue	62,090	151,545	257,950	269,952

Cost of revenue:
Cost of revenue	39,636	73,943	91,741	176,186
Total cost of revenue	39,636	73,943	91,741	176,186

Gross profit	22,454	77,602	166,209	93,766

Operating costs and expenses:
Compensation and benefits	1,310,112	1,724,046	2,497,759	3,028,042
Sales and marketing expense	79,014	90,736	175,102	216,367
General and administrative	1,383,176	2,150,194	3,050,783	4,247,592
Total operating expenses	2,772,302	3,964,976	5,723,644	7,492,001

Loss from operations	(2,749,848)	(3,887,374)	(5,557,435)	(7,398,235)

Other income (expense):
Interest income (expense), net	(32,156)	(39,613)	(84,777)	(86,142)
Other (expense) income, net	(1,978)	(2,531)	(4,119)	(4,946)
Total other (expense) income	(34,134)	(42,144)	(88,896)	(91,088)

Net loss before income tax	$(2,783,982)	$(3,929,518)	$(5,646,331)	$(7,489,323)

Income tax expense (benefit)	-	-	-	-

Net loss	(2,783,982)	(3,929,518)	(5,646,331)	(7,489,323)

Deemed dividends attributable to accretion of Series A Preferred Stock to redemption value	-	-	-	-
Net loss attributable to common shareholders	(2,783,982)	(3,929,518)	(5,646,331)	(7,489,323)

Net loss per common share - basic and diluted	$(0.07)	$(0.10)	$(0.14)	$(0.19)
Weighted average common shares outstanding - basic and diluted	40,491,073	39,157,687	39,552,120	39,167,314

The accompanying notes are an integral part of these condensed financial statements

FREECAST, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE AND SIX MONTHS ENDED December 31, 2025, AND 2024

	Redeemable Series A Preferred Stock		Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Deficit
Balance as of June 30, 2025	-	$-	4,000,000	400	25,947,813	2,596	13,937,640	1,394	-	190,377,303	(195,235,201)	(4,853,508)
Stock based compensation	-	-	-	-	-	-	-	-	-	88,422	-	88,422
Common stock issued to settle related party notes payable	-	-	-	-	509,507	51	-	-	-	4,076,000	-	4,076,051
Common stock issued for cash	-	-	-	-	337,500	34	-	-	-	2,699,966	-	2,700,000
Common stock issued for services	-	-	-	-	125,000	13	-	-	-	(13)	-	-
Shares converted	-	-	-	-	12,000	1	(12,000)	(1)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,862,349)	(2,862,349)
Balance as of September 30, 2025			4,000,000	400	26,931,820	2,695	13,925,640	1,393	-	197,241,678	(198,097,550)	(851,384)
Stock based compensation										87,504		87,504
Net loss											(2,783,982)	(2,783,982)
Balance as of December 31, 2025			4,000,000	400	26,931,820	2,695	13,925,640	1,393	-	197,329,182	(200,881,532)	(3,547,862)

Balance as of June 30, 2024	4,000,000	120,000,000	-	-	32,993,283	3,299	6,154,670	616	-	63,495,755	(181,169,253)	(117,669,583)
Stock based compensation	-	-	-	-	-	-	-	-	-	105,172	-	105,172
Reclass from Class A common stock to Class B common stock	-	-	-	-	(7,782,970)	(778)	7,782,970	778	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-	-	144,262	-	144,262
Net loss	-	-	-	-	-	-	-	-	-	-	(3,559,805)	(3,559,805)
Balance as of September 30, 2024	4,000,000	120,000,000	-	-	25,210,313	2,521	13,937,640	1,394	-	63,745,189	(184,729,058)	(120,979,954)
Class A common stock issued for cash					356,250	36				2,849,964		2,850,000
Stock based compensation										135,550		135,550
Warrants issued for services										352,814		352,814
Reclass of Series A preferred stock from mezzanine to permeant equity	(4,000,000)	(120,000,000)	4,000,000	400						119,999,600		120,000,000
Class A common stock subscription									500,000			500,000
Net loss											(3,929,518)	(3,929,518)
Balance as of December 31, 2024	-	-	4,000,000	400	25,566,563	2,557	13,937,640	1,394	500,000	187,083,117	(188,658,576)	(1,071,108)

The accompanying notes are an integral part of these condensed financial statements

FREECAST, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,646,331)	$(7,489,323)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization expense	9,340	12,720
Operating lease expense	45,445	40,719
Stock-based compensation	175,926	737,798
Gain on settlement of accounts payable	-	-
Bad debt expense	453	17,754
Changes in operating assets and liabilities:		-
Accounts receivable	(6,652)	(277,988)
Accounts receivable - related party	131,968	136,052
Prepaid assets	(100,000)	-
Other current assets	(33,826)	19,133
Operating lease liability	(43,180)	(35,392)
Accounts payable and accrued expenses	239,489	237,227
Accounts payable and accrued expenses - related party	126,071	(15,757)
Deferred revenue	(131,585)	(46,606)
Net cash used in operating activities	(5,232,882)	(6,663,663)

Cash flows from investing activities:
Purchase of property and equipment	(8,556)	(21,623)
Net cash used in investing activities	(8,556)	(21,623)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock	-	2,850,000
Proceeds from issuance of Class A common stock - related party	2,700,000	-
Proceeds from Class A common stock subscriptions		500,000
Payments on finance lease	-	(546)
Proceeds from convertible note payable - related party	2,425,552	1,395,000
Repayments on revolving convertible note payable - related party	-	(1,075,000)
Net cash provided by financing activities	5,125,552	3,669,454

Net change in cash	(115,885)	(3,015,832)
Cash, beginning of period	549,249	5,218,413
Cash, end of period	$433,363	$2,202,581

Non-cash investing and financing activities:
Shares issued to settle common stock subscriptions	$4,076,051	$-

The accompanying notes are an integral part of these condensed financial statements

FREECAST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025, and 2024

(Unaudited)

Note 1 – Organization and Description of Business

FreeCast, Inc. (the “Company”) developed and markets an interactive digital media guide that facilitates access to a virtual library of entertainment media. The Company is based in Orlando, Florida and was founded in 2011 as a Florida Corporation. The Company’s primary products are SmartGuide and Select TV. Both SmartGuide and Select TV utilize the Company-designed proprietary technology that searches, and aggregates internet distributed streaming media into an electronic media guide. SmartGuide is licensable to brands/manufacturers of devices with large online user bases, while Select TV is a retail package that is sold by monthly and/or annual subscriptions.

In addition to subscription and product revenues, the Company generates revenue from its ad platform and agency services. FreeCast is a technology-driven streaming entertainment aggregator offering a unified, à la carte service for TV entertainment through a comprehensive Platform-as-a-Service (PaaS) model. The Company also earns revenue from direct client service contracts for marketing and campaign execution, such as the Launch That agreement, which involves discovery, development, and test media distribution services. These ad-related and agency revenues are recognized as distinct revenue streams in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Additionally, we provide Free Ad-Supported Streaming TV (“FAST”) channel buildouts which include post-production editing, motion graphic channel assembly and content acquisitions. We have aggregated over 500 FAST channels, which now provide material operations to the Company. We charge the customers based on time incurred for the services plus a reasonable margin in addition to any additional out of pocket cost incurred that is charged at cost to us. In addition, we split the advertising revenue. Revenue is recognized when services are performed. We charge a monthly platform fee for distributing the FAST channel on its platform. Revenue is recognized at the point in time when the content is available on the digital platform.

Going Concern

The Company has incurred recurring losses from operations since inception, accumulating a deficit of approximately $200.9 million as of December 31, 2025. For the six months ended December 31, 2025, and 2024, the Company incurred a net loss of approximately $5.6 million and $7.5 million, respectively. The Company may incur additional losses and negative operating cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve its intended business objectives. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Since the inception of the Company in 2011, the operations of the Company have been funded primarily through sales of Class A common stock to private investors, debt financing and exchange of Class A common stock for services received by the Company. Management cannot be certain that additional funding will be available on acceptable terms, or at all. Management plans include raising additional capital through the sale of equity and debt securities, along with exploring additional avenues to increase revenues. To the extent that the Company raises additional funds by issuing equity securities, the Company’s shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business.

The accompanying financial statements for the six months ended December 31, 2025, and 2024, have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the remaining 2025 calendar year, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. Management’s plans to alleviate substantial doubt include pursuing equity and debt financing, expanding strategic partnerships, and enhancing monetization of its ad platform and FAST channel network. However, these plans are not yet finalized, and there is no assurance that such financing will be consummated or obtained in sufficient amounts. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the current quarter ended December 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026.

The Condensed Balance Sheet at December 31, 2025, has been derived from the unaudited Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the annual audited Financial Statements and Notes thereto.

Use of Estimates

The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosure in the accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements. The Company evaluates expected credit losses in accordance with ASC 326, considering historical loss experience, current conditions, and reasonable and supportable forecasts. The more significant estimates and assumptions by management include among others: accounts receivable realization, the valuation allowance on deferred tax assets, the valuation of the Company’s Class A common stock, redeemable series A preferred stock, options, warrants and revenue recognition.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value.

Accounts receivable

Accounts receivables are unsecured and are derived from revenue earned from customers. For accounts receivable, the Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. Accounts receivables are reported net of an allowance for doubtful accounts when applicable. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance at each reporting date. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Company recognized bad debt expense for the six months ended December 31, 2025, and 2024, of $453 and $17,754, respectively. The balance of allowance for doubtful accounts as of December 31, 2025, and 2024, was $31,785 and $17,791, respectively.

Property and Equipment

Property and Equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred.

Leases

Effective July 1, 2019, we adopted ASC 842, Leases. Under ASC 842, we determine if a contractual arrangement is, or contains, a lease at the inception date. Right-of-use (“ROU”) assets and liabilities related to operating leases and finance leases are separately reported in the balance sheets.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term.

The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates expected to apply when those differences reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also evaluates uncertain tax positions and recognizes liabilities for tax positions that do not meet the more-likely-than-not threshold for sustainability upon examination.

Modifications to Warrants

A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt offering, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications accounted for under ASC 815, the incremental change in fair value is recognized as a deemed dividend.

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services, in accordance with ASC 606. The Company’s contracts include various products or services or a combination of both, which are generally capable of being distinct and are accounted for as separate performance obligations. The Company’s contracts may contain multiple distinct performance obligations.

The transaction price of a contract is estimated based on the expected value for which a significant reversal of revenue is not expected to occur. Stand-alone selling prices are generally determined based on prices charged to customers. In arrangements with multiple performance obligations, the estimated transaction price is allocated to each distinct performance obligation based on relative stand-alone selling price (“SSP”).

Subscription Revenue

The Company no longer generates subscription revenue through renewal sales of Rabbit TV and Rabbit TV Plus, or through Select TV and Streaming TV Kits, which operated as the successor products to Rabbit TV and Rabbit TV Plus. In October 2022, the Company’s SelectTV.com paid subscription service and packaged SelectTV Streaming TV Kits were discontinued. The Company rebranded to the corporate namesake FreeCast.com and relaunched its SmartGuide as a free registration subscription service. SmartGuide is the Company’s internet distributed streaming media guide that searches and aggregates media content on the web and facilitates access to its customers through Wi-Fi-enabled devices that support streaming video.

The Company does, however, sell monthly subscriptions for premium content purchased through its SmartGuide for varying fees for different content. Revenue from such premium subscription fees is recognized on a gross basis over the service period as the Company is deemed to be the principal in the relationship with the end user. The Company controls the premium content before transferring it to the end user and has latitude in establishing pricing. The Company both retransmits and “ingests” and distributes this content.

Subscription revenue is derived from online sales through search engine optimization, search engine marketing, various marketing advertising services, the utilization of resellers in the form of publishers that promote upcoming retail promotions and packages, as well as direct sales to subscribers of our Value Channels subscription service. Value Channels subscription contains 17 cable channels and sells on a monthly subscription or annual fee. Value Channels is integrated into the initial FreeCast.com free registration and then offered as an upgrade. Both FreeCast.com (free registration) and Value Channels are available in various streaming Smart TV models (Google TV’s, Amazon Fire TV’s, LG, Samsung, TCL, Sony, and others), plus Streaming Devices (Amazon Fire, Google ChromeCast, Apple TV), PC’s/Laptops and mobile apps for Android and iOS devices.

Subscription revenue is recognized ratably on a straight-line basis over the duration of the subscription period, generally ranging from one month to five years. If the subscriber renews early, then the expiration date is extended by the renewal period, and the additional subscription fee is deferred and amortized over the additional months purchased by the subscriber. The Company no longer offers SelectTV lifetime subscriptions, which were initially deferred and recognized over a five-year period. All subscription fees are collected at the time of purchase.

FAST (Free Ad-Supported TV)

We provide FAST channel buildouts that include post-production editing, motion graphics, channel assembly and content acquisitions. We charge the customers based on time incurred for the services plus a reasonable margin in addition to any additional out-of-pocket cost incurred that is charged at cost to us. Revenue is recognized when services are performed. The Company charges a monthly platform fee for distributing the FAST channel on its platform. Revenue is recognized at the point in time when the content is available on the digital platform.

Ad Platform Revenue

FreeCast is an agent in transactions on its FreeCast Ad Exchange platforms. The Company acts as an intermediary between DSPs and non-owned and operated publishers by providing access to a platform that allows both parties to transact in the buying and selling of ad inventory. The transaction price is determined through a real-time auction, and the Company has no pricing discretion or obligation related to the fulfillment of the advertising delivery.

The Company generally invoices buyers at the end of each month for the full purchase price of ad impressions monetized in that month. Accounts receivable are recorded at the amount of gross billings for the amounts the Company is responsible to collect, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Ad Agency Revenue (Launch That and Similar Contracts)

The Company earns revenue from direct client service contracts for marketing and campaign execution, such as the Launch That agreement. These contracts typically involve two distinct phases:

●	Phase 1: Discovery and Development Services (data research, audience analysis, creative development). Revenue is recognized over time using an input method based on the proportion of costs incurred relative to total estimated costs for Phase 1.

●	Phase 2: Test Media Distribution Services (media placement, outreach, KPI reporting). Revenue is recognized upon delivery of the performance evaluation report specified in the contract.

Revenue from such contracts is presented separately from “Other Revenue” due to its materiality and distinct nature.

Deferred Revenue

For the Ad Platform revenue stream, the Company provides demand partners with access to the FreeCast Ad Platform, enabling real-time bidding on advertising inventory. Revenue is recognized at a point in time when a transaction is completed—specifically, when a bid is won and the client’s purchase occurs through the platform. Amounts invoiced in advance of the completion of these transactions are recorded as deferred revenue and recognized as revenue when the Company’s performance obligation is satisfied.

For the Ad Agency revenue stream (Launch That and similar contracts), the Company provides direct marketing and campaign services, usually with a specified contract. Revenue is recognized over time during Phase 1 (using an input method based on the proportion of costs incurred relative to total estimated costs) and 2 at a point in time during Phase 2 (upon delivery of the performance evaluation report specified in the contract). Amounts paid in advance of the delivery of the specified services are recorded as deferred revenue and recognized as revenue when the Company’s performance obligation is satisfied.

Other Revenue

Other revenue includes product, licensing, and referral fee revenue. The Company generates revenue through free registrations of FreeCast.com by partnering with retailers, manufacturers, operators and/or distributors of streaming devices, mobile phones, broadband carriers, broadcasters, property management, multi-dwelling developers, builders, and various mass consumer communities of streaming tv watchers. A FreeCast.com license is freely provided per registered consumer marketed by distributors in exchange for a negotiated revenue sharing percentage with each distributor on a case-by-case basis. Affiliate commissions are earned and then shared from third-party advertisement service providers, pay-per-view movie or series distributors, and live events tickets sales for such things as professional boxing or concerts. These license arrangements have not resulted in significant revenue to date.

Beginning in 2024, in conjunction with the release of our new product FreeCast Home, we started recognizing contracts with customers from product sales requiring performance up to delivery, as well as contracts with customers that contain a subscription portion that causes revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. For our physical product sales, our performance obligations are satisfied at that time.

Referral fee revenue is generated through premium services which are also available on our platform, for an additional fee, to allow single or time-limited use of private, decrypted viewing of movies, sporting events, concerts or other types of events.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents of the Company are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding their cash and cash equivalents to the extent of amounts recorded on the balance sheet. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2025, the Company’s cash balance exceeded the FDIC insured limit by $183,363.

As of December 31, 2025, the Company had one customer, SportX LLC representing 96.21% of the Company’s receivables. As of December 31, 2024, the Company had three customers, SportX, LLC and related party customers Celebrity Cigars, Inc. and Test Drive Live Corp., representing 62.59%, 18.72%, and 13.53%, respectively, of the Company’s receivables (See Note 9).

As of December 31, 2025, the Company had three customers, Launch That., related party customer Celebrity Cigars, Inc., and Ignite, representing 46.1%, 29.6%, and 11.86%, respectively, of the Company’s revenues. As of December 31, 2024, the Company had two related party customers, Test Drive Live Inc. and Celebrity Cigars, Inc., representing 21.0% and 29.0%, respectively, of the Company’s revenues.

Cost of Revenue

Cost of revenue consists primarily of subscription costs and FAST streaming costs such as third-party hosting costs, infrastructure costs and salaries and benefits related to employees for our customer support. The Company makes payments to third-party ad servers in the period in which the advertising impressions are delivered, or click-through actions occur, and accordingly records this as a cost of revenue in the related period. Hosting costs consist of content streaming, maintaining our internet service and creating and serving advertisements through third-party ad servers. Cost of revenue also consists of FAST channel buildout costs such as the salaries and benefits related to employees, facility related expenses and information technology associated with supporting these buildouts.

Sales and Marketing

Sales and marketing consist primarily of contracts with third-party operators as well as employee-related costs, including commissions related to employees in sales, and sales support and marketing departments. In addition, sales and marketing expenses include external sales and marketing expenses such as third-party marketing, branding, advertising, public relations expenses, commissions, facilities-related expenses, and infrastructure costs.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 —	quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 —	observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 —	assets and liabilities whose significant value drivers are unobservable.

The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the financial statements. The carrying amounts reported in the financial statements for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short-term nature.

Stock-Based Compensation

Stock-based compensation issued is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis. The Company will recognize compensation expense, measured as the fair value of the stock-based compensation on grant date, when a performance condition is considered probable of occurring. For purposes of determining the variables used in the calculation of stock-based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, the Company uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of warrants granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s Statements of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on the Company’s financial statements.

In accounting for modifications of equity-classified warrants held by employees, it is the Company’s policy to determine the impact by analogy to the share-based compensation guidance of ASC 718, Compensation - Stock Compensation (“ASC 718”). The model for a modified share-based payment award that is classified as equity and remains classified in equity after the modification is addressed in ASC 718-20-35-3. Pursuant to that guidance, the incremental fair value from the modification is recognized as stock-based compensation expense in the statements of operations to the extent the modified instrument has a higher fair value.

Loss Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. In accordance with ASC 450-20, Loss Contingencies, any probable and reasonable estimates of assessment costs have been included in the accompanying Consolidated Balance Sheet.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders of the Company by the weighted average number of shares of all classes of Class A common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive.

The following table provides the number of Class A common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, for the three months ended December 31, 2025, and 2024, respectively.

	For the Six Months Ended December 31,
	2025	2024
Convertible debt and liabilities	305,837	312,960
Options	926,373	993,270
Warrants	8,056,087	8,056,087
Total	9,288,297	9,362,317

Recently Issued Accounting Pronouncements

The Company has reviewed the recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, and determined that these pronouncements do not have a material impact on the Company’s current or anticipated consolidated financial statement presentation or disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the reconciliation rate and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its financial statements.

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 was effective for the Company beginning July 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances reportable segment disclosure requirements, primarily by requiring additional information about significant segment expenses. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company has adopted this guidance in the current quarter and has updated its segment disclosures accordingly.

ASU 2024-03: Income Statement (Topic 220): Disaggregation of Income Statement Expenses: The amendments in this ASU require public companies to disclose, in interim and year-end reporting periods, additional information about certain expenses in the financial statements. These disclosures are effective beginning with 2027 annual reports, and interim reports beginning with the first quarter of 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

Note 3 – Segment Reporting

The Company operates as a single operating and reportable segment. Management evaluates performance and allocates resources on a consolidated basis. Accordingly, separate segment information is not presented.

Note 4 – Property and Equipment

Property and equipment, net consisted of the following:

	December 31,	June 30,
	2025	2025

Property and equipment	$183,821	$175,264
Less: accumulated depreciation	(158,500)	(149,160)
Property and equipment, net	$25,321	$26,104

Depreciation expense was $9,340 and $12,174 for the six months ended December 31, 2025, and 2024, respectively, and is classified in general and administrative expenses in the Statements of Operations. Depreciation expense was $3,700 and $6,596 for the three months ended December 31, 2025, and 2024, respectively, and is classified in general and administrative expenses in the Statements of Operations.

Note 5 – Debt

Convertible Note’s Payable – Related Party

In June 2016, the Chief Executive Officer of the Company (“CEO”), William Mobley, loaned the Company $111,000, at an interest rate of 12% per annum. The loan matured on December 31, 2017, and the note is convertible into shares of Class B common stock at a conversion price of $0.50 per share.

The note was converted on March 29, 2024. The outstanding principal and accrued interest balance on March 29, 2024, of $92,068 was converted into 184,136 shares of Class B common stock. As of June 30, 2025, the outstanding principal and interest due to William Mobley was $0.

On May 3, 2024, the Company signed a convertible promissory note with Nextelligence, a related party that is majority owned and controlled by William Mobley, the Company’s CEO, in the principal amount of $1,000,000. The note accrues interest at 12% per annum and is due and payable no later than May 3, 2025. At Nextelligence’s option, all or part of the outstanding principal and accrued interest may be converted into shares of our Class A common stock at a conversion price of $8.00 per share. On July 1, 2024, the Company repaid $1,075,000 on the convertible promissory note with related party Nextelligence. On December 13, 2024, the Company renewed and modified the original May 3, 2024, note to incorporate additional borrowings. On July 26, 2025, the Company approved the conversion of all outstanding principal and interest into common shares at a conversion price of $8 per share. The conversion was accounted for under ASC 470-20 as a debt extinguishment with no gain or loss recognized. The principal of $3,865,555 and accrued interest of $210,496, total of $4,076,000 was converted into 509,507 shares of Class A common stock.

Between October 9, 2025, and November 21, 2025, Nextelligence, a related party, majority owned by the Company’s CEO, provided aggregate funding to the Company totaling $1,500,000. Of this amount, $191,023 was remitted by Nextelligence on behalf of Celebrity Cigars, Inc. and Test Drive Live Inc. to fully satisfy their outstanding accounts receivable balances with the Company. As these entities are under common control, Nextelligence agreed to assume the obligations of both Celebrity Cigars, Inc. and Test Drive Live Inc. The remaining $1,308,977 was recorded as a revolving convertible note payable to Nextelligence, for a total of $1,308,977. The Company and Nextelligence entered into an agreement on November 21, 2025, to place terms on this revolving convertible note payable. The new outstanding revolving convertible note payable has an interest rate of 12%, a maturity date of June 30, 2026, and is convertible at Nextelligence’s discretion for $8 per share of Class A common stock. Additionally, the agreement capitalized all unpaid accrued interest as of November 21, 2025, for $6,575, which resulted in an “original principal balance” of $1,315,552. Between the date of the executed agreement and December 31, 2025, the Company has received an additional $1,110,000. As of December 31, 2025, the total outstanding principal is $2,425,552 and the accrued interest balance is $21,144 for a total outstanding balance of $2,446,696.

Note 6 – Stockholders’ Deficit and Mezzanine Equity

Preferred Stock

The Preferred Stock is divided into series, with the first series designated “Series A Preferred Stock” and consisting of 4,000,000 shares (the “Series A Shares”). Our board of directors may designate the remaining 1,000,000 authorized but unissued shares of Preferred Stock with such rights and privileges as the board of directors may determine without notice to our shareholders and without shareholder approval.

As of December 31, 2025, and June 30, 2025, there were 4,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

A summary of the powers, preferences, rights, privileges, restrictions, and other matters relating to the Series A Shares are as follows:

Dividends. In any fiscal year Series A Shares are outstanding where the Company has revenue of more than $50,000,000, the holder of the Series A Shares (the “Series A Shareholder”) shall be entitled to receive an annual cash dividend equal to ten percent of any revenue above $50,000,000 (the “Annual Dividend Payment”). Subject to meeting the above criteria for such fiscal year, Annual Dividend Payments shall continue until such time as the aggregate amount of all Annual Dividend Payments is equal to the lesser of: (i) $160,000,000; or (ii) the product of the then number of outstanding shares of Series A Preferred Stock and $40 (as may be adjusted for any subdivisions or combinations) (the “Maximum Dividend Payment”). Notwithstanding the above, such dividends shall be payable only to the extent permitted by law out of assets legally available therefore. No dividends shall be paid on any Common Stock during any fiscal year of the Company until the Annual Dividend Payment on the Series A Shares shall have been paid or declared and set apart during that fiscal year.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series A Shareholder is entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock, or other junior equity security by reason of their ownership thereof, an amount per Series A Share equal to $30 (as may be adjusted for any subdivisions or combinations) (the “Liquidation Amount”). If upon the occurrence of such event, the assets and funds to be distributed to the Series A Shareholder are insufficient to permit the payment to the Series A Holder of the full preferential Liquidation Amount, then the entire assets and funds of the Company legally available for distribution shall be distributed to the Series A Shareholder. After the distribution described above has been paid, the remaining assets of the Company available for distribution to shareholders shall be distributed among the holders of Common Stock pro rata based on the number of shares of Common Stock held by them. Any change in ownership or fundamental change shall be treated as a liquidation, dissolution or winding up of the Company, and shall entitle the Series A Shareholder and the holders of Common Stock to receive at the closing cash, securities or other property as specified above. Whenever the distribution provided for in this section shall be payable in securities or other property other than cash, the value of such distribution shall be the fair market value of such securities or other property as determined in good faith by the board of directors.

Redemption by the Company. The Company has the right at any time (the “Call Right”), but not the obligation, to cause the Series A Shareholder to sell some or all of the Series A Shares to the Company at the purchase price per share of $30 (as may be adjusted for any subdivisions or combinations) (the “Call Purchase Price”). If the Company desires to purchase the Series A Shares, the Company shall deliver to the Series A Shareholder a written notice (the “Call Exercise Notice”) exercising the Call Right. The closing of any sale of Series A Shares shall take place on a date (the “Call Right Closing Date”) no later than ten days following receipt by the Series A Shareholder of the Call Exercise Notice.

As mentioned above, the redemption feature was removed on September 26, 2024, as part of the amendment to the Company’s articles of incorporation.

Voting Rights. Except as otherwise required by law, the Series A Shares have no voting rights or powers on any matter presented to the shareholders of the Company for their action or consideration at any meeting of shareholders of the Company (or by written consent of shareholders in lieu of a meeting).

Conversion Rights. Except as otherwise required by law, the Series A Shares have no conversion rights or powers to convert into any other capital stock or security of the Company.

Transfers. Except as otherwise required by law, the Series A Shareholder has no rights or powers to enter into and/or consummate any sale, assignment, transfer, conveyance, hypothecation or other transfer or disposition of one or more of the Series A Shares or any legal or beneficial interest in the Series A Shares, whether or not for value and whether voluntary or involuntary, without the prior written consent of the Company, in its sole discretion.

The Board of Directors may designate the authorized but unissued shares of the Preferred Stock with such rights and privileges as the board of directors may determine. As such, our board of directors may issue 5,000,000 preferred shares and designate the conversion, voting and other rights and preferences without notice to our shareholders and without shareholder approval.

Common Stock

As of December 31, 2025, and June 30, 2025, the Company is authorized to issue 320,000,000 shares of Class A common stock and 30,000,000 shares of Class B common stock at a par value of $0.0001 per share.

As of December 31, 2025, and June 30, 2025, the Company had shares of Class A common stock outstanding of 26,931,820 and 25,947,813, respectively. As of December 31, 2025, and June 30, 2025, the Company had shares of Class B common stock outstanding of 13,925,640 and 13,937,640, respectively.

In general, except with regards to voting rights described below, shares of Class A Common Stock and Class B Common Stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Without limiting the generality of the foregoing: (a) in the event of a merger, consolidation or other business combination requiring the approval of the holders of the Company’s capital stock entitled to vote thereon (whether or not the Company is the surviving entity), the holders of Class A Common Stock shall have the right to receive, or the right to elect to receive, the same form of consideration, if any, as the holders of Class B Common Stock and the holders of Class A Common Stock shall have the right to receive, or the right to elect to receive, at least the same amount of consideration, if any, on a per share basis as the holders of Class B Common Stock; and (b) in the event of (i) any tender or exchange offer to acquire any shares of Common Stock by any third party pursuant to an agreement to which the Company is a party or (ii) any tender or exchange offer by the Company to acquire any shares of Common Stock, pursuant to the terms of the applicable tender or exchange offer, the holders of Class A Common Stock shall have the right to receive, or the right to elect to receive, the same form of consideration as the holders of Class B Common Stock and the holders of Class A Common Stock shall have the right to receive, or the right to elect to receive, at least the same amount of consideration on a per share basis as the holders of Class B Common Stock.

With regards to voting rights, the holders of shares of Class A Common Stock and Class B Common Stock vote together as one class on all matters (including the election of directors) submitted to a vote or for the consent of the shareholders of the Company. However, each holder of shares of Class A Common Stock shall be entitled to one (1) vote for each share of Class A Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the shareholders of the Company, and the holder of shares of Class B Common Stock shall be entitled to fifteen (15) votes for each share of Class B Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the shareholders of the Company.

Shares of Class B common stock may only be issued to and held by William A. Mobley, Jr., personally or jointly with his spouse, and certain permitted entities owned or controlled by Mr. Mobley, or for which he has sole disposition and voting power over shares held by such entities, other than Nextelligence (each, a “Class B Holder”). Any issuance by us of Class B shares to anyone other than a Class B Holder is immediately null and void, and of no legal validity, force, or effect. Unless a Class B Holder requests to receive Class A shares, any issuance of common stock by us to a Class B Holder will be shares of Class B common stock. If a Class B Holder purchases or otherwise acquires or receives any shares of Class A common stock from a person or entity other than us, upon receipt thereof such shares of Class A common stock shall automatically be reclassified as and become an equal number of shares of Class B common stock. As of December 31, 2025, and June 30, 2025, William A Mobley, Jr. the Company CEO and Majority owner has 13,925,640 and 13,937,640 Class B shares outstanding, respectively, which is 100% of the Class B shares outstanding as of both reporting periods.

In August 2025, the Company CEO and majority owner converted 12,000 shares of Class B common stock to 12,000 shares of Class A common stock and subsequently transferred the 12,000 shares of Class A common stock to third parties.

On December 8, 2025, the Company entered into an Equity Purchase Agreement (EPA) with Amiens Technology Investments, LLC (the “Investor”), pursuant to which the Company may, from time to time after the direct listing, at its sole discretion, issue and sell up to $50,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share. Advances under the agreement are conditioned on the Company’s compliance with certain customary conditions, such as timely filing of required reports and maintaining its listing on a national securities exchange. Shares issued pursuant to an advance under the agreement are priced at 95% of the VWAP (volume-weighted average price) for the ten-trading day period immediately following the advance request. The shares will be issued in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (which provides an exemption from registration for private offerings), or other applicable exemptions from registration. The Company is required to maintain a registration statement pursuant to which the Investor may resell the shares purchased. The Agreement limits the Investor’s ownership to 4.99% of the then outstanding voting power or issued Class A common stock. The Investor may, upon written notice to the Company, increase or decrease the ownership percentage up to 9.99%. As consideration for the Investor’s commitment to purchase shares of the Company’s Class A common stock in accordance with the EPA, the Company agreed to pay a commitment fee in shares of the Company’s Class A common stock in an amount equal to $750,000 divided by the lower of (i) $10.00; and (ii) the lowest daily VWAP (as defined in the EPA) of the Company’s Class A common stock during the five trading days immediately following the date the Company gives the Investor notice of the Company’s intent to sell them Class A common stock under the EPA. As of December 31, 2025, no issuances have taken place under this Equity Purchase Agreement.

Class A common stock Issuance

During the three months ended December 31, 2025, the Company received deposits from three third party investors in the amount of $2,700,000 for 337,500 Class A common shares to be issued pursuant to the securities purchase agreement. These common shares were issued in July 2025.

On September 25, 2025, the Company issued 125,000 shares of its Class A common stock at $8 per share for a total value of $1,000,000 to Maxim Partners LLC (“Maxim”) in connection with its affiliate’s engagement as a financial advisor to assist with certain aspects of the Company’s direct listing process. The $1,000,000 issuance for services performed was deferred and resulted in a net effect of $0 on the Stockholder’s deficit as of December 31, 2025. The Company recorded an increase in common stock for the par value of the shares of $13 and reduced Additional Paid in Capital for the same amount. The advisory services contracted to be provided by Maxim’s affiliate include strategic guidance on listing objectives, structural planning, and investor communication strategy, with the penultimate service being the official direct listing. As the direct listing has not yet happened, Maxim has not yet performed the contracted services. As a result, the Company deferred the $1,000,000 compensation until the direct listing process is completed, after which the $1,000,000 will be expensed as a professional service fee.

Warrants

The Company from time-to-time issues warrants in conjunction with equity financing and to employees and non-employees for services.

During the year ended June 30, 2024, the Company issued warrants to purchase an aggregate of 100,000 shares of Class A common stock of the Company to Chris Savine, the Company’s Chief Operating Office for services in conjunction with his employment agreement. The warrants vest over a twelve-month term and have an exercise price of $2.00 per share. As a result, the Company recognized stock-based compensation of $144,262 for the years ended June 30, 2025. Under the Black-Scholes-Merton option pricing model the fair value of the warrants at time of issuance was approximately $572,343, the Company will amortize the fair value over 12 months as compensation and benefits expense in the accompanying statement of operations. The significant inputs were as follows: Class A common stock fair value of $7.32, volatility of 61.67%, term of 3 years and risk-free rate of 4.66%.

During the year ended June 30, 2025, the Company amended Mr. Savine’s employment agreement on November 15, 2024, to terminate the warrants in consideration for a cash bonus that is contingent upon a Liquidity Event as defined in Note 7. Per ASC 718-20-35-7, the termination of the warrants was treated as a cancellation and all previously unrecognized compensation cost of $352,814 was recognized on November 15, 2024, the date of cancellation.

On May 1, 2023, the Company issued warrants to Gary Engel, the Company’s Chief Marketing Officer, to purchase 12,500 shares of our Class A common stock, exercisable at $6.00 per share, issued in connection with entering into an employment agreement, effective May 1, 2023. The warrant vests ratably over 12 months and may be exercised in whole or in part at any time or from time to time from the vesting date up to and including May 1, 2026. Under the Black-Scholes-Merton option pricing model the fair value of the warrants at time of issuance was approximately $7,666. The Company will amortize the fair value over 12 months as compensation and benefits expense in the accompanying statement of operations. The significant inputs were as follows: Class A common stock fair value of $1.80, volatility of 92.1%, term of 3 years and risk-free rate of 3.85%.

The following is a summary of outstanding stock warrants as of the six months ended December 31, 2025, and June 30, 2025:

	Number of Shares	Weighted Average Shares	Weighted Average Remaining Life (years)	Intrinsic Value
Warrants outstanding as of June 30, 2024	$8,156,087	$4.72	$1.7	$26,716,879
Warrants exercisable as of June 30, 2024	8,069,238	$4.75	$1.7	$26,195,785
Issued	(100,000)	-	-	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Warrants outstanding as of June 30, 2025	$8,056,087	$4.76	$0.7	$26,116,879
Warrants exercisable as of June 30, 2025	$8,056,087	$4.76	$0.7	$26,116,879
Issued	-	-	-
Expired and forfeited	-	-	-
Exercised	-	-	-
Warrants outstanding as of December 31, 2025	$8,056,087	$4.76	$0.2	$26,116,879
Warrants exercisable as of December 31, 2025	$8,056,087	$4.76	$0.2	$26,116,879

Exercise Price ($)	Warrants outstanding as of December 31, 2025	Warrants outstanding as of June 30, 2025

$0.25	137,017	137,017
$0.60	675,000	675,000
$1.75	2,458,446	2,458,446
$3.00	4,718,125	4,718,125
$4.00	67,500	67,500
	8,056,087	8,056,087

Stock Based Compensation - Stock Options

Effective June 25, 2021, the Board of Directors of FreeCast Inc. adopted the 2021 Equity Incentive Plan, (the “Incentive Plan”). The plan provides for both incentive stock options and non-qualified stock options to officers, directors, employees, and consultants of the Company. The plan authorized 3,000,000 awards to be granted under the Incentive Plan of which 2,073,627 remain available to be granted as of December 31, 2025. The Incentive Plan expires on June 25, 2031.

The Company recognizes stock-based compensation expense from stock-based payments using the grant date fair-value, including for stock options. The fair value of options awarded to employees is measured on the grant date using the Black-Scholes option-pricing model and is recognized as an expense over the requisite service period on a straight-line basis.

All stock options are exercisable into class A common stock except for the 125,004 options granted to the Company CEO, William Mobley, which are exercisable into class B common stock.

The following is a summary of outstanding stock options as of December 31, 2025, and June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Options outstanding as of June 30, 2025	$953,892	$4.48	$6.53	$3,353,616
Options exercisable as of June 30, 2025	$860,083	$4.11	$6.64	$-
Issued	-	-	-	-
Canceled	(27,519)	(0.07)	(0.32)	-
Expired	-	-	-	-
Options outstanding as of December 31, 2025	$926,373	$4.41	$6.21	$3,328,272
Options exercisable as of December 31, 2025	$883,782	$4.17	$5.71	$-

The following are the vesting terms associated with those shares:

Tranche	Shares Granted	Vesting Method	Vesting Terms
Tranche 1	784,236	Graded Vesting	1/6th vested on July 1, 2021, remainder vests over the next 18th months using the graded vesting method, until the option is 100% vested.
Tranche 2	139,377	Straight-line	1/24th will vest on a straight-line monthly basis until the option is 100% vested.
Tranche 3	2,760	Graded Vesting	1/6th vests on grant date, remainder vests over the next 30 months using the graded vesting method, until the option is 100% vested.
Total	926,373

During the six months ended December 31, 2025, and 2024, the Company recognized stock-based compensation from options of $175,926 and $737,798, respectively. During the three months ended December 31, 2025, and 2024, the Company recognized stock-based compensation from options of $87,504 and $488,364, respectively. Additionally, no options were exercised during the three months ended December 31, 2025. Accordingly, there were no cashflow effects related to stock option exercises.

As of December 31, 2025, there was $196,498 in unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

Note 7 – Commitments and Contingencies

In October 2018, the Company entered into a two-year sublease agreement for approximately 3,360 square feet of office space in Orlando, Florida. In August 2020, the Company provided $117,336 in security deposit and entered into a 39-month lease agreement which allowed the Company to expand its office space to 10,080 square feet. On October 31, 2023, we entered into a First Amendment that extended our lease until October 31, 2028 (see Note 8).

On November 15, 2024, Chris Savine, the Company Chief Operating Officer employment agreement was amended whereby Mr. Savine is eligible to receive a performance bonus payable in cash only in an amount equal to the fair market value of: (i) 112,500 shares; and (ii) 100,000 warrants for Class A common stock exercised on a cashless basis with an exercise price of $2.00 per share. To be eligible for the bonus, Mr. Savine must be continuously employed during the term of the agreement, and the Company must have successfully completed a liquidity event, which may occur after the employment term. A Liquidity Event is defined in the Savine Employment Agreement as either: (i) (a) a merger, consolidation, reorganization, or business combination; or (b) a sale or other disposition of all or substantially all of our assets in any single transaction or series of related transactions; or (ii) (a) a primary offering of our Class A common stock by us to the general public through an effective registration statement filed with the SEC; (b) simultaneous listing of our Class A common stock on any established stock exchange if such common stock was not already listed at the time of such offering; and (c) we receive net proceeds from the offering of not less than $20 million. If Mr. Savine becomes eligible for the bonus, it will be paid to him no later than five days after the later of: (a) the end of the initial term and (b) a liquidity event.

As of December 31, 2025, no liability was recorded within the balance sheets for contingent consideration as the contingency is not probable such that an amount has not been estimated.

Note 8 – Leases

The Company currently has one active lease, an office lease, under a non-cancellable operating lease with initial terms typically ranging from 1 to 3 years but previously extended the lease for an additional 5 years. At contract inception, the Company reviews the facts and circumstances of the arrangement to determine if the contract is or contains a lease. The Company follows the guidance in Topic 842 to evaluate whether the contract has an identified asset; if the Company has the right to obtain substantially all economic benefits from the asset; and if the Company has the right to direct use of the underlying asset. When determining if a contract has an identified asset, the Company considers both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if the Company has the right to direct the use of an underlying asset, the Company considers if they have the right to direct how and for what purpose the asset is used throughout the period of use and if they control the decision-making right over the asset.

The Company’s lease terms may include options to extend or terminate the lease. The Company exercises judgment to determine the term of those leases when extension or termination options are present and include such options in the calculation of the lease term when it is reasonably certain that it will exercise those options.

The Company has elected to include both lease and non-lease components in the determination of lease payments. Payments made to a lessor for items such as taxes, insurance, common area maintenance, or other costs commonly referred to as executory costs, are also included in lease payments if they are fixed. The fixed portion of these payments are included in the calculation of the lease liability, while any variable portion would be recognized as variable lease expenses, when incurred. Variable payments made to third parties for these, or similar costs, such as utilities, are not included in the calculation of lease payments.

At commencement, lease-related assets and liabilities are measured at the present value of future lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company exercises judgment in determining the incremental borrowing rate based on the information available at when the lease commences to measure the present value of future payments.

Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease cost includes amortization, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method.

Operating leases are included in other assets, current operating lease obligations, and operating lease obligations (less current portion) on the Company’s balance sheet. Finance leases are included in financing lease, right-of-use assets and current and long-term portion of finance lease obligations on the Company’s balance sheet. Short-term leases with an initial term of 12 months or less are not presented on the balance sheet with expense recognized as incurred.

The following table presents lease assets and liabilities and their balance sheet classification:

Classification	December 31, 2025	June 30, 2025
Operating Leases:
Right-of-use Asset	$317,523	$362,968
Current portion of operating lease obligation	$100,159	$91,220
Operating lease obligation, less current portion	$236,717	$288,836

Finance Leases:
Right-of-use Asset	$-	$-
Current portion of financing lease obligation	$-	$-
Financing lease obligation, less current portion	$-	$-

The components of lease expense for the three months ended December 31, 2025, and 2024, are as follows:

	For the Three Months Ended December 31,
Classification	2025	2024
Operating lease cost	$32,280	$33,280
Finance Lease:
Amortization of lease assets	-	138
Interest on lease liabilities	-	(2)
Total finance lease cost	$-	$136

The components of lease expense for the six months ended December 31, 2025, and 2024, are as follows:

	For the Six Months Ended December 31,
Classification	2025	2024
Operating lease cost	$66,559	$66,539
Finance Lease:
Amortization of lease assets	-	546
Interest on lease liabilities	-	(14)
Total finance lease cost	$-	$532

Supplemental disclosures of cash flow information related to leases for the three months ended December 31, 2025, and 2024, were as follows:

	For the Three Months Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$32,674	$31,118

Supplemental disclosures of cash flow information related to leases for the six months ended December 31, 2025, and 2024, were as follows:

	For the Six Months Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$64,294	$61,232

The weighted average lease term and discount rates are as follows:

December 31, 2025
Operating Leases:
Weighted average remaining lease term (years)	2.84
Weighted average discount rate	12%

Future payments due under leases reconciled to lease liabilities as follows:

Operating
Lease
For the Six Months Ending December 31:
2025	-
2026	133,910
2027	140,602
2028	122,010
Total undiscounted lease payments	396,522
Present value discount, less interest	(59,646)
Lease Liabilities	$336,876

Note 9 – Related Parties

All related party transactions are reviewed and approved by the Company’s Board of Directors or Audit Committee to ensure they are conducted in the best interest of shareholders.

On June 30, 2011, we entered into a Technology License and Development Agreement, which was amended and restated on October 19, 2012, amended on July 1, 2013 and amended and restated a second time on July 31, 2014 and further revised to terminate all payments by us pursuant to the agreement, effective June 30, 2016, with Nextelligence, which is majority owned and controlled by William A. Mobley, Jr. The Technology Agreement provides us with an exclusive license for certain technology from Nextelligence and for Nextelligence to provide all further development, improvement, modification, maintenance, management and enhancement services related to such technology. Nextelligence is our largest shareholder with more than 40% of our outstanding Class A common stock prior to the listing of our Class A common stock on Nasdaq. In connection with the Technology Agreement, we issued 10,002,000 shares of our Class A common stock to Nextelligence. The Technology Agreement expires on June 30, 2054, unless it’s terminated earlier based on termination events as defined in the Technology Agreement.

On May 3, 2024, the Company signed a convertible promissory note with Nextelligence in the principal amount of $1,000,000. The note accrues interest at 12% per annum and is due and payable no later than May 3, 2025. At Nextelligence’s option, all or part of the outstanding principal and accrued interest may be converted into shares of our Class A common stock at a conversion price of $8.00 per share. On July 1, 2024, the Company repaid $1,075,000 on the convertible promissory note with related party Nextelligence. On December 13, 2024, the Company renewed and modified the original May 3, 2024, note to incorporate additional borrowings. On July 26, 2025, the Company approved the conversion of all outstanding principal and interest into common shares at a conversion price of $8 per share. The principal of $3,865,555 and accrued interest of $210,496, total of $4,076,051 was converted into 509,507 shares of Class A common stock.

Between October 9, 2025, and November 21, 2025, Nextelligence, a related party, majority owned by the Company’s CEO, provided aggregate funding to the Company totaling $1,500,000. Of this amount, $191,023 was remitted by Nextelligence on behalf of Celebrity Cigars, Inc. and Test Drive Live Inc. to fully satisfy their outstanding accounts receivable balances with the Company. As these entities are under common control, Nextelligence agreed to assume the obligations of both Celebrity Cigars, Inc. and Test Drive Live Inc. The remaining $1,308,977 was recorded as a revolving convertible note payable to Nextelligence, for a total of $1,308,977. The Company and Nextelligence entered into an agreement on November 21, 2025, to place terms on this revolving convertible note payable. The new outstanding revolving convertible note payable has an interest rate of 12%, a maturity date of June 30, 2026, and is convertible at Nextelligence’s discretion for $8 per share of Class A common stock. Additionally, the agreement capitalized all unpaid accrued interest as of November 21, 2025, for $6,575, which resulted in an “original principal balance” of $1,315,552. Between the date of the executed agreement and December 31, 2025, the Company has received an additional $1,110,000. As of December 31, 2025, the total outstanding principal is $2,425,552 and the accrued interest balance is $21,144 for a total outstanding balance of $2,446,696.

On May 16, 2024, in conjunction with the Reverse Split and Amendment, Nextelligence, Inc. agreed to forfeit and cancel 20,000,000 shares of Class A common stock in exchange for the issuance of 4,000,000 shares of Series A preferred stock (see Note 6).

On July 29, 2024, the Company’s largest shareholder and related party Nextelligence distributed 9,623,543 shares of Class A common stock to shareholders of Nextelligence. The Company CEO and majority owner beneficially received 7,782,970 of the shares distributed, which upon receipt, in accordance with the Company’s articles of incorporation, were automatically reclassified as Class B common stock.

The Company entered into a Data Services Agreement with Nextelligence, which is effective as of July 1, 2025. Under the agreement, the Company has access to and use of a proprietary marketing database and related analytical services Nextelligence either owns or licenses from Audience Acuity LLC, including customer profiling, audience targeting, and CRM support. The agreement imposes certain restrictions on our use of the data, including prohibitions on resale, reverse engineering and use in certain industries and applications. The Company paid a one-time fee of $120,000 and is required to pay a monthly fee of $10,000 for continued access to the data and services. The fees related to this contract are being recorded as General and administrative expenses. The agreement has an initial three-year term, automatically renewing for successive one-year periods unless terminated in writing by either party not less than 30 days before the end of the initial term or subsequent term extension. On the December 31, 2025 condensed balance sheet, $40,000 of the unamortized license fee is classified as prepaid assets- related party within current assets, while the remaining non-current portion of $60,000 is presented as prepaid assets, net of the current portion – related party.

Related Party Revenue

In June 2023, the Company entered into verbal arrangements with two related party entities, Test Drive Live Inc. and Celebrity Cigars, Inc., which are not under common ownership control. William A. Mobley, Jr. serves as the President of both companies and is the sole director for Celebrity Cigars. Mr. Mobley’s son, Sean Mobley, is part of the management team of Celebrity Cigars. The Company provided FAST channel buildout services relating to the development and buildout of their respective channels. The Company also provides the platform on an ongoing basis for each company to stream their content. The Company charges each company a monthly fee based on a 15% or 30% markup of the Company’s cost of production, depending on the level of supervision required to provide the Company’s services, which includes labor, rent, etc. The Company also charges for any out-of-pocket costs, which vary from month to month. The Company is currently negotiating with each company on a potential advertising revenue sharing arrangement.

The Company recognized related party revenue of $101,047 ($89,047 for FAST channel buildouts and $12,000 for channel streaming) for the six months December 31, 2025. The Company has accounts receivable – related party of $13,625 for the FAST revenue services provided and $700 from Nextelligence, Inc. for the reimbursement of supplies and rent provided during the six months ended December 31, 2025.

Note 10 – Disaggregation of Revenues

Net sales disaggregated by significant products and services for the three months ended December 31, 2025, and 2024, were as follows:

	For the three months ended
	December 31,
	2025	2024
Membership (1)	$15,687	$39,063
FAST Revenue – related parties (2)	46,381	62,345
Ad Revenue (3)	22	50,132
Other Revenue	-	5
Total	$62,090	$151,545

Net sales disaggregated by significant products and services for the six months ended December 31, 2025, and 2024, were as follows:

	For the six months ended
	December 31,
	2025	2024
Membership (1)	$37,807	$77,191
FAST Revenue – related parties (2)	101,047	141,484
Ad Revenue (3)	119,036	50,132
Other Revenue	60	1,145
Total	$257,950	$269,952

(1)	Membership sales refer to customers purchasing premium content through our SmartGuide for varying fees and recognized on a gross basis over the service period determined.

(2)	We provide end-to-end software solutions for development of FAST (Free Ad-Supported TV) channels to customers such as content creation, production, video studio rental, etc. to aid in the creation of content for their channels and a platform fee for distributing the channel. Revenue is recognized at the point in time the services are performed for the development of FAST channels. We charge a monthly platform fee for distributing the FAST channel on our platform. We recognized related party revenue of $46,381 and $101,047 ($89,047 for FAST channel buildouts and $12,000 for channel streaming) for the three and six months ended December 31, 2025.

(3)	During the period from July 1, 2025, through December 31, 2025, we recognized $119,036 of ad revenue from the buying and selling of advertising space on other content platform providers. Of this amount, $125,000 was recognized as Ad Agency Revenue under the Launch That Experimental Media Plan Agreement, representing revenue from the provision of discovery, development, and test media distribution services for a client campaign. The remaining $5,964 was related to discounts and costs for Arbitrage Ad Revenue from the buying and selling of advertising space via the FreeCast Ad Platform.

Note 11 – Subsequent Events

The Company evaluated subsequent events through March 27, 2026, the date the financial statements were issued, and determined that except for the following subsequent events, there have been no additional subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements other than the following:

Between December 31, 2025, and March 27, 2026, the Company has received an additional $2,263,500 in advances on the Nextelligence revolving convertible note payable. As of March 27, 2026, the total outstanding principal is $4,689,052 and the accrued interest balance is $120,546 for a total outstanding balance of $4,809,598.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in the section titled “Risk Factors.”

In this Report, unless otherwise stated or the context otherwise requires, references to “FreeCast®,” “Company,” “we,” “us” and “our” or similar references mean FreeCast, Inc.

Overview

We currently operate exclusively in the U.S., but see opportunities for expansion into international markets, by signing licensing agreements and collaborating with international Consumer Direct Platforms (CDPs). However, we can only take advantage of these opportunities if we have sufficient capital to do so, are able to recruit the necessary staff, and are able to expand our current infrastructure. We may also face additional challenges from new competitors that may be able to launch new businesses at relatively low cost, with consumers easily being able to shift spending from one provider to another. In order to combat this, we must continue to deliver a product that is more advanced than that of competitors.

Primarily as a result of our shift to a free registration subscription service, we have been able to increase the number of subscribers during our most recent 12-month period. Our subscriber numbers have increased from 925,270 on December 31, 2024, to 1,006,203 on December 31, 2025. Our revenue excluding Free Ad-Supported TV (FAST) Revenue (FAST Revenue was $101,047 and $141,484 for the six months ended December 31, 2025, and 2024, respectively) and Ad Revenue (Ad Revenue was $119,036 and $50,132 for the six months ended December 31, 2025, and 2024, respectively) per subscriber has decreased from $0.08 for the six months ending December 31, 2024, compared to $0.04 for the six months ending December 31, 2025. Our revenue excluding FAST Revenue (FAST Revenue was $46,381 & $62,345 for the three months ended December 31, 2025, and 2024, respectively) and Ad Revenue (Ad Revenue was $22 & $50,132 for the three months ended December 31, 2025, and 2024, respectively) per subscriber has decreased from $0.04 for the three months ending December 31, 2024, compared to $0.02 for the three months ending December 31, 2025.

As of December 31, 2025, we had a cash balance of $433,363 and a working capital deficit of $3,839,068. We plan to raise additional equity financing as well, without which we will not be able to meet our obligations as they become due for the next 12 months. However, we cannot provide any assurance that additional equity financing will be available on terms that are acceptable to us, or at all.

Components of our Operating Results

Revenue

Subscription (Membership) Revenue

In light of shifting consumer behaviors and constraints on big-box retail sales (especially during the pandemic), we refined our business model in 2022 to focus on B2B2C distribution. This approach leverages partnerships with multi-dwelling unit operators, hospitality providers, broadband carriers, and device manufacturers, each channel granting us immediate, large-scale user access. We believe that aligning with enterprise-level partners reduces our direct retail marketing costs, stabilizes recurring revenues, and extends the reach of our aggregator platform to tens of thousands of new users at once.

As a result, we no longer generate subscription revenue through renewal sales of Rabbit TV and Rabbit TV Plus, or through Select TV and Streaming TV Kits, which operated as the successor products to Rabbit TV and Rabbit TV Plus. In October 2022, our SelectTV.com paid subscription service and packaged SelectTV Streaming TV Kits were discontinued. We rebranded to the corporate namesake FreeCast.com and relaunched our SmartGuide as a free registration subscription service. SmartGuide is our internet distributed streaming media guide that searches and aggregates media content on the web and facilitates access to our customers through Wi-Fi-enabled devices that support streaming video.

We do, however, sell monthly subscriptions for premium content purchased through our SmartGuide for varying fees for different content. Revenue from such premium subscription fees is recognized on a gross basis over the service period as we are deemed to be the principal in the relationship with the end user. We control the premium content before transferring it to the end user and have latitude in establishing pricing. We both retransmit and “ingest” and distribute this content.

Subscription revenue is derived from online sales through search engine optimization, search engine marketing, various marketing advertising services, the utilization of resellers in the form of publishers that promote upcoming retail promotions and packages, as well as direct sales to subscribers of our Value Channels subscription service. Value Channels subscription contains 17 cable channels and sells on a monthly subscription or annual fee. Value Channels is integrated into the initial FreeCast.com free registration and then offered as an upgrade. Both FreeCast.com (free registration) and Value Channels are available in various streaming smart TV models (Google TV’s, Amazon Fire TV’s, LG, Samsung, TCL, Sony and others), plus Streaming Devices (Amazon Fire, Google ChromeCast, Apple TV), PC’s/Laptops and mobile apps for Android and iOS devices.

Subscription revenue is recognized ratably on a straight-line basis over the duration of the subscription period, generally ranging from one month to five years. If the subscriber renews early, then the expiration date is extended by the renewal period, and the additional subscription fee is deferred and amortized over the additional months purchased by the subscriber. We no longer offer SelectTV lifetime subscriptions, which were initially deferred and recognized over a five-year period. All subscription fees are collected at the time of purchase.

FAST (Free Ad-Supported TV)

We provide FAST channel buildouts that include post-production editing, motion graphics, channel assembly and content acquisitions. We charge the customers based on time incurred for the services plus a reasonable margin in addition to any additional out of pocket cost incurred that is charged at cost to us. In addition, we split the advertising revenue. Revenue is recognized when services are performed. We charge a monthly platform fee for distributing the FAST channel on its platform. Revenue is recognized at the point in time when the content is available on the digital platform.

In June 2023, we entered into verbal arrangements with two related party entities, Test Drive Live Inc. and Celebrity Cigars, Inc. William A. Mobley, Jr. serves as the President of both companies and is the sole director for Celebrity Cigars. Mr. Mobley’s son, Sean Mobley, is part of the management team of Celebrity Cigars. We provided FAST channel buildout services relating to the development and buildout of their respective channels. We also provide the platform on an ongoing basis for each company to stream their content. We charge each company a monthly fee based on a 15% or 30% markup of our cost of production, depending on the level of supervision required to provide our services, which include labor, rent, etc. We also charge for any out-of-pocket costs, which vary from month-to-month. We are currently negotiating with each company on a potential advertising revenue-sharing arrangement.

Ad Platform Revenue

We are an agent in transactions on our Ad Exchange platforms. We act as an intermediary between DSPs and non-owned and operated publishers by providing access to a platform that allows both parties to transact in the buying and selling of ad inventory. The transaction price is determined through a real-time auction, and we have no pricing discretion or obligation related to the fulfillment of the advertising delivery.

We generally invoice buyers at the end of each month for the full purchase price of ad impressions monetized in that month. Accounts receivables are recorded at the amount of gross billings for the amounts we are responsible for collecting, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Ad Agency Revenue (Launch That and Similar Contracts)

We earn revenue from direct client service contracts for marketing and campaign execution, such as the Launch That agreement. These contracts typically involve two distinct phases:

●	Phase 1: Discovery and Development Services (data research, audience analysis, creative development). Revenue is recognized over time using an input method based on the proportion of costs incurred relative to total estimated costs for Phase 1.

●	Phase 2: Test Media Distribution Services (media placement, outreach, KPI reporting). Revenue is recognized upon delivery of the performance evaluation report specified in the contract.

Revenue from such contracts is presented separately from “Other Revenue” due to its materiality and distinct nature.

Deferred Revenue – Ad Agency Revenue (Launch That and Similar Contracts)

For the Ad Agency revenue stream, we provide demand partners with access to the FreeCast Ad Platform, enabling real-time bidding on advertising inventory. Revenue is recognized at a point in time when a transaction is completed—specifically, when a bid is won and the client’s purchase occurs through the platform. Amounts invoiced in advance of the completion of these transactions are recorded as deferred revenue and recognized as revenue when our performance obligation is satisfied.

Other Revenue

Other revenue includes product, licensing, and referral fee revenue. We generate revenue through free registrations of FreeCast.com by signing licensing agreements and collaborating with CDPs. A FreeCast.com license is freely provided per registered consumer marketed by distributors in exchange for a negotiated revenue sharing percentage with each distributor on a case-by-case basis. Affiliate commissions are earned and then shared from third-party advertisement service providers, pay-per-view movie or series distributors and live events tickets sales for such things as professional boxing or concerts. These license arrangements have not resulted in significant revenue to date.

Beginning in 2024, in conjunction with the release of our new product FreeCast Home, we started recognizing contracts with customers from product sales requiring performance up to delivery, as well as contracts with customers that contain a subscription portion that causes revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. For our physical product sales, our performance obligations are satisfied at that time.

Referral fee revenue is generated through premium services which are also available on our platform, for an additional fee, to allow single or time-limited use of private, decrypted viewing of movies, sporting events, concerts or other types of events.

Deferred Revenue

Deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. We may pay sales incentives, in cash or by issuing equity instruments, to distributors of our subscriptions. Such sales incentives are not recognized as deferred revenue. Rather, sales incentives are recognized in current operations when issued, regardless of amounts in deferred revenue, which may have resulted from the distributor’s efforts. Deferred revenue consists primarily of subscriptions for multiple months purchased upfront and recognized ratably over the term of the subscription.

Cost of Revenue

Cost of revenue consists primarily of subscription costs and FAST streaming costs, such as third-party hosting costs, infrastructure costs and salaries and benefits related to employees for our customer support. We make payments to third-party ad servers in the period in which the advertising impressions are delivered, or click-through actions occur, and accordingly record this as a cost of revenue in the related period. Hosting costs consist of content streaming, maintaining our internet service and creating and serving advertisements through third-party ad servers. Cost of revenue also consists of FAST channel buildout costs such as the salaries and benefits related to employees, facility related expenses and information technology associated with supporting these buildouts.

Operating Expenses

Compensation and Benefits

Compensation and benefits consist primarily of employee-related costs, including salaries and benefits related to employees in finance, accounting, internal information technology and other administrative personnel and stock-based compensation.

Sales and Marketing

Sales and marketing consist primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support and marketing departments. In addition, sales and marketing expenses include external sales and marketing expenses such as third-party marketing, TV Infomercials, branding, advertising, public relations expenses, commissions, facilities-related expenses, and infrastructure costs.

General and Administrative

General and administrative expenses include professional services costs for outside legal and accounting services, facilities-related expenses, travel costs, third party customer support, and credit card fees.

Three and Six Months Ended December 31, 2025, Compared to Three and Six Months Ended December 31, 2024

Revenue

Our primary sources of revenue are subscription revenue and FAST revenue. Additionally, we have several other revenue streams: product sales revenue, channel streaming, advertising revenue, and other revenue, which encompasses earnings from licensing and referral fees.

Subscription revenue decreased by 60%, or $23,376, to $15,687, in the three months ended December 31, 2025, as compared to $39,063 for the three months ended December 31, 2024. Subscription revenue decreased by 51%, or $39,384, to $37,807, in the six months ended December 31, 2025, as compared to $77,191 for the six months ended December 31, 2024. The decrease in subscription revenue is primarily attributable to our shift to a free registration subscription service that is supported with advertising revenue.

FAST revenue decreased by 26%, or $15,964, to $46,381, in the three months ended December 31, 2025, as compared to $62,345 for the three months ended December 31, 2024. FAST revenue decreased by 29%, or $40,437, to $101,047, in the six months ended December 31, 2025, as compared to $141,484 for the six months ended December 31, 2024. The decrease was primarily due to lower production activity and reduced related-party channel buildout services compared to the prior year. While we continued to provide platform distribution services, fewer new channel buildouts were completed in the six months ended December 31, 2025, compared to the six months ended December 31, 2024, resulting in lower FAST revenue.

Ad revenue decreased by 99.96% or $50,110 to $22, in the three months ended December 31, 2025, as compared to $50,132 for the three months ended December 31, 2024. The decrease was related to the revenue from the “Launch That” contract being recognized in the previous quarter and having minimal demand in the current quarter. Ad revenue increased by 137% or $68,904 to $119,036, in the six months ended December 31, 2025, as compared to $50,132 for the six months ended December 31, 2024. The increase was related to the initial demand partners utilizing the FreeCast Ad platform beginning in October 2024.

We are strategically reinvesting in our proprietary Platform-as-a-Service (PaaS) infrastructure and broader ecosystem to enhance long-term enterprise value and deepen monetization opportunities for both us and our partners.

Our recent decline in advertising revenue is transitional rather than structural, driven by the migration from Spring Serve/Magnite to our own proprietary, completed and recently launched in-house Zer0Gap Ads platform. The shift introduced temporary delivery inefficiencies, demand disruption and onboarding friction, resulting in short-term monetization gaps. As the platform integration stabilizes, revenue performance is expected to better reflect the underlying economics of a vertically integrated advertising model with early signs of recovery, as we have secured new commercial relationships with major media spenders such as Launch That, NHK and Del-Air.

The connected television (CTV) advertising ecosystem led by demand-side platforms like The Trade Desk is under scrutiny for its lack of transparency and complex fee structures. Advertisers struggle to trace how much of their spending actually reaches publishers, with multiple intermediaries taking cuts along the programmatic supply chain. This opacity, combined with concerns about data quality and measurement consistency, has put pressure on traditional ad tech platforms to justify their value. As brands demand clearer attribution and more efficient media buying, the perceived inefficiencies of third-party platforms are becoming a growing point of friction.

At the same time, major streaming platforms such as Roku, Netflix and Amazon are building and expanding their own first-party advertising ecosystems. By owning both the content distribution and ad inventory, these companies can offer advertisers more direct access to audiences, better data integration and improved transparency. This vertical integration reduces reliance on external intermediaries and allows streaming providers to capture a greater share of ad revenue while delivering more measurable outcomes for brands.

In this shifting landscape, our Zer0Gap Ads strategy positions us to benefit long term by aligning with this broader industry trend. By creating and recently launching our own internal ad platform, we are able to directly serve advertising across our network of content partners while also enabling co-branded telecom and MDU partners to monetize their customer bases within the same ecosystem. This dual-sided approach enhances revenue potential, strengthens partner relationships and provides greater control over data and pricing. As transparency and efficiency become critical differentiators in CTV advertising, our integrated model could offer a more streamlined and scalable alternative to traditional programmatic platforms.

Other revenue decreased by 100% or $5, to $0 in the three months ended December 31, 2025, as compared to $5 for the three months ended December 31, 2024. Other revenue decreased by 95% or $1,085, to $60 in the six months ended December 31, 2025, as compared to $1,145 for the six months ended December 31, 2024.

Cost of Revenue

Cost of revenue decreased by 46%, or $34,307, to $39,636 in the three months ended December 31, 2025, as compared to $73,943 for the three months ended December 31, 2024. Cost of revenue decreased by 48%, or $84,445, to $91,741 in the six months ended December 31, 2025, as compared to $176,186 for the six months ended December 31, 2024. The decrease in cost of revenue is primarily attributed to an inventory write-off during the prior period related to moving away from product sales.

Operating Expenses

Operating expenses decreased by 30%, or $1,192,674 to $2,772,302 in the three months ended December 31, 2025, as compared to $3,964,976 for the three months ended December 31, 2024. The change in operating expenses is attributed to a $767,018 decrease in general and administrative expenses and a decrease in compensation and benefits expense of $413,934. The decrease in compensation and benefits was primarily the result of a decrease to executive compensation. The decrease in general and administrative expenses was primarily the result of decreased website development and professional fees. Operating expenses decreased by 24%, or $1,768,357 to $5,723,644 in the six months ended December 31, 2025, as compared to $7,492,001 for the six months ended December 31, 2024. The change in operating expenses is attributed to a $1,196,809 decrease in general and administrative expenses and a decrease in compensation and benefits expense of $530,283. The decrease in compensation and benefits was primarily the result of a decrease to executive compensation. The decrease in general and administrative expenses was primarily the result of decreased website development and professional fees.

Other (Expense) Income

Other expense was $34,134, for the three months ended December 31, 2025, as compared to other expense of $42,144 for the three months ended December 31, 2024. Other expense was $88,896, for the six months ended December 31, 2025, as compared to other expense of $91,088 for the six months ended December 31, 2024. The change was principally caused by an increase in interest expense of $7,457 and $1,365 for the three and six months, respectively.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of:

●	issuance and sales of our Class A common stock;

●	issuance of notes payable with related and non-related parties;

●	issuance of convertible notes payable with related and non-related parties;

●	borrowing under our revolving convertible notes payable with related party;

●	cash advances from related parties; and

●	cash generated from operations.

We have experienced operating losses since our inception and had a total accumulated deficit of $200,881,532 as of December 31, 2025. We expect to incur additional costs and require additional capital as we continue to implement our expansion plan. During the six months ended December 31, 2025, and 2024, our cash used in operations was $5,232,881 and $6,663,663, respectively.

Our primary short-term cash requirements are to fund working capital, lease obligations and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of additional development expenses.

Our ability to fund our cash needs will depend, in part, on our ability to generate cash in the future, which depends on future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions, is impacted by many factors, including capital market liquidity and overall economic conditions.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring losses and as of December 31, 2025, had an accumulated deficit of $200,881,532. For the three months ended December 31, 2025, and 2024, we sustained a net loss of $2,783,982 and $3,929,518, respectively. For the six months ended December 31, 2025, and 2024, we sustained a net loss of $5,646,331 and $7,489,323, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. We will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for us to continue as a going concern. There is no guarantee we will be successful in achieving these objectives.

We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to the often-volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights or future revenue streams on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Equity Line of Credit

On December 8, 2025, we entered into an Equity Purchase Agreement (EPA) with Amiens Technology Investments, LLC (the “Investor”), pursuant to which the Investor has committed to purchase shares of our Class A common stock. Upon the terms and subject to the satisfaction of the conditions set forth in the EPA, we have the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50 million (the “Commitment Amount”) in shares of our Class A common stock. Such sales of Class A common stock by us, if any, are subject to certain limitations set forth in the EPA, and may occur from time to time, at our sole discretion, over a period of up to 36 months, commencing on the trading day immediately following the date of the Direct Listing (such period, the “Commitment Period”). The EPA is not necessary to meet the Nasdaq initial listing standards, and our ability to complete the Direct Listing and qualify for initial listing on Nasdaq does not depend on the availability of funds under the EPA. However, completion of the Direct Listing is a condition to our ability to sell shares under the EPA.

We entered into the EPA to provide ourselves with a flexible source of potential liquidity following the commencement of public trading of our Class A common stock. The EPA is intended to provide flexibility to raise capital incrementally, if and when we determine it is appropriate to do so, based on market conditions, the trading price and liquidity of our Class A common stock, and our capital needs at the time. The EPA is not intended to serve as a committed financing for any specific purpose, and we have not made any determination to draw on the facility. We are not required to utilize the equity line facility, and the Investor does not have the right to require us to sell any shares under the EPA. We may elect not to draw on the EPA at all.

During the Commitment Period, we may from time to time, by written notice delivered by us to the Investor (each, an “Advance Notice”), direct the Investor to purchase a number of shares of our Class A common stock up to the Maximum Advance Amount (as defined in the EPA) as set forth in the Advance Notice, subject to limitations and adjustments as set forth in the EPA. The prices at which such shares will be sold will be based on the applicable Market Price (as defined in the EPA). Unless earlier terminated as provided under the EPA, the term of the facility provided under the EPA terminates automatically on the earliest of (1) the first day of the month following the 36-month anniversary of the trading day immediately following the date of the Direct Listing; (2) the date on which the Investor shall have made payment of Advances pursuant to EPA for Class A common stock equal to the Commitment Amount; (3) the date on which we announce or publicly disclose a material restatement of our financial statements for two (2) or more fiscal quarters; (4) the date a Variable Rate Transaction (as defined in the EPA) has occurred; and (5) the date we have failed to comply with the covenants and obligations contained in Section 6.21 of the EPA regarding the Investor’s right during the Commitment Period to participate in up to 30% of any subsequent capital raising transactions by us during the Commitment Period, on the same terms, conditions and price provided for in such financing.

Under the EPA, we will control the timing and amount of sales of our Class A common stock to the Investor, if any. The Investor has no right to require us to sell any shares of our Class A common stock to the Investor, but the Investor is obligated to make purchases as we direct, subject to certain conditions set forth in the EPA. Actual sales of shares of our Class A common stock to the Investor, if any, will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading prices for the Class A common stock, and determinations by us as to the appropriate sources of funding for us and our operations.

Consistent with the applicable Nasdaq listing rules, the aggregate number of shares of our Class A common stock that we may issue to the Investor under the EPA may not exceed 19.99% of the shares of Class A common stock issued and outstanding as of the execution date of the EPA (the “Exchange Cap”), unless we first obtain shareholder approval to issue shares of our Class A common stock in excess of the Exchange Cap in accordance with applicable Nasdaq listing rules.

Additionally, we may not direct the Investor to purchase any shares of our Class A common stock under the EPA if such purchase, when aggregated with all other shares of our Class A common stock then owned by the Investor and its affiliates beneficially, would result in the Investor and its affiliates beneficially owning (on an aggregated basis) more than 4.99% of the then outstanding voting power or number of shares of our Class A common stock; provided that, Investor may increase or decrease this ownership limitation, upon notice to us, which notice for any increase will not be effective until the 61st day following the date such notice is delivered, not to exceed 9.99% of the number of shares of our Class A common stock outstanding immediately after giving effect to the issuance of shares of our Class A common stock held by the Investor.

The EPA contains customary representations, warranties, conditions and indemnification obligations of the parties. We have the right to terminate the EPA at any time effective five trading days after providing written notice to the Investor, at no cost or penalty, provided that there are no outstanding Advance Notices, the shares of Class A common stock under which have yet to be issued, and we have paid all amounts owed to the Investor pursuant to the EPA.

As consideration for the Investor’s commitment to purchase shares of our Class A common stock in accordance with the EPA, we agreed to pay a commitment fee in an amount equal to $750,000, by the issuance to the Investor of a number of shares of Class A common stock (the “Commitment Shares”) as follows: (1) one-third of the Commitment Shares are to be issued to the Investor on the occurrence of the first closing under the EPA; (2) one-third of the Commitment Shares are to be issued to the Investor on the date the Investor has purchased an aggregate of $15.0 million of shares of our Class A common stock under the EPA; and (3) the remaining one-third of the Commitment Shares are to be issued to the Investor on the date the Investor has purchased an aggregate of $30.0 million of shares of our Class A common stock under the EPA. The number of Commitment Shares issued to the Investor on each required date will equal $250,000 divided by the lower of (i) $10.00; and (ii) the lowest daily VWAP (as defined in the EPA) of our Class A common stock during the five trading days immediately following the date we give the Investor notice of our intent to sell them Class A common stock under the EPA.

In accordance with the EPA, we are required to file a registration statement with respect to the resale of the shares of our Class A common stock issuable under the EPA, including the Commitment Shares. The EPA requires us to file a registration statement within 30 days following the trading day after the Direct Listing date, and to use commercially reasonable efforts to have such registration statement declared effective within 90 days following the trading day after the Direct Listing date. We are required to use commercially reasonable efforts to continuously maintain the effectiveness of the registration statement until all of the Commitment Shares and the shares of our Class A common stock to be issued from time to time under the EPA pursuant to an Advance Notice have been sold or may be sold without restriction pursuant to Rule 144. Such resale registration statement must be effective before we may begin giving Advance Notices.

Convertible Note Payable – Related Party

In June 2016, William A. Mobley, Jr., our founder, Chief Executive Officer and Chairman, loaned us $111,000, at an interest rate of 12% per annum, and due and payable at June 30, 2024. The note was convertible into shares of our Class B common stock at a conversion price of $0.50 per share. The note was converted on March 29, 2024. As of March 29, 2024, and June 30, 2023, accrued interest charges related to this loan were $25,020 and $19,003, respectively. On March 29, 2024, the outstanding principal and accrued interest balance of $92,068 was converted into 184,136 shares of our Class B common stock.

On May 3, 2024, we signed a convertible promissory note with Nextelligence in the principal amount of $1,000,000. Outstanding principal accrued interest at 12% per annum and was due and payable no later than May 3, 2025. In lieu of repayment, at Nextelligence’s option, all or part of the outstanding principal and accrued interest was convertible into shares of our Class A common stock at a conversion price of $8.00 per share. Between May 30, 2024, and June 26, 2024, we borrowed an additional $1,075,000 from Nextelligence.  On July 1, 2024, we repaid $1,075,000 on the convertible promissory note with related party Nextelligence. Between October 31, 2024, and December 11, 2024, we borrowed an additional $1,395,000 from Nextelligence. On December 13, 2024, we renewed and modified the May 3, 2024, note to include the additional loans. Between December 31, 2024, and June 3, 2025, we borrowed an additional $1,557,000 and made payments of $150,000 to Nextelligence. On July 26, 2025, Nextelligence converted the outstanding principal and accrued interest balance of $4,076,051 into 509,507 shares of our Class A common stock.

Between October 9, 2025, and November 21, 2025, Nextelligence, a related party, majority owned by our CEO, provided aggregate funding to us totaling $1,500,000. Of this amount, $191,023 was remitted by Nextelligence on behalf of Celebrity Cigars, Inc. and Test Drive Live Inc. to fully satisfy their outstanding accounts receivable balances with us. As these entities are under common control, Nextelligence agreed to assume the obligations of both Celebrity Cigars, Inc. and Test Drive Live Inc. The remaining $1,308,977 was recorded as a revolving convertible note payable to Nextelligence, for a total of $1,308,977. The Company and Nextelligence entered into an agreement on November 21, 2025, to place terms on this revolving convertible note payable. The new outstanding revolving convertible note payable has an interest rate of 12%, a maturity date of June 30, 2026, and is convertible at Nextelligence’s discretion for $8 per share of Class A common stock. Additionally, the agreement capitalized all unpaid accrued interest as of November 21, 2025, for $6,575, which resulted in an “original principal balance” of $1,315,552. Between the date of the executed agreement and December 31, 2025, we received an additional $1,110,000. As of December 31, 2025, the total outstanding principal is $2,425,552 and the accrued interest balance is $21,144 for a total outstanding balance of $2,446,696.

Note Payable – Related Party

Between July 2018 and April 2018, a related party, a company owned by William A. Mobley, Jr., Public Wire, loaned us $66,380, at an interest rate of 12% per annum. The notes representing the loan originally matured on dates ranging from April 1, 2019, to January 1, 2020. Effective June 30, 2021, we amended the original promissory note with Public Wire and combined principal and interest from the previous notes under one new loan. In addition, we extended the maturity date to June 30, 2024. On March 29, 2024, we entered into a Debt Conversion Agreement with Public Wire to convert the outstanding principal and interest of the note payable at a conversion price of $4.00 per share. The total outstanding principal of $89,289 and accrued interest of $29,425, total of $118,714, was converted into 29,679 shares of our Class B common stock. The Class B common stock was fair market valued at $8 per share and we recognized a debt extinguishment loss of $118,714.

Revolving Convertible Note Payable – Related Party

On July 1, 2018, we signed a revolving convertible note agreement with Nextelligence, which is a related party that is majority owned and controlled by William A. Mobley, Jr., which was amended and restated as of July 2, 2018, for an amount up to $1,000,000; with any borrowings on this loan being at our complete discretion. Outstanding principal accrued interest at 12% per annum and was due and payable on July 1, 2020. In lieu of repayment, at Nextelligence’s option, all or part of the outstanding principal and accrued interest was convertible into shares of our Class A common stock at a conversion price of $0.50 per share. The loan matured on July 1, 2020, was in default and remained as an on-demand liability of ours until June 30, 2021. On June 30, 2021, we entered into a new revolving convertible promissory note with Nextelligence for an amount up to $2,500,000; with any borrowings on this loan being at our complete discretion. Outstanding principal accrued interest at 12% per annum. The borrowing limit was increased to $6,000,000 pursuant to a first amendment to the note dated June 13, 2022. Pursuant to a second amendment to the note dated July 17, 2023, the borrowing limit was increased to $10,000,000 and the maturity date extended to June 30, 2025. In lieu of repayment, at Nextelligence’s option, all or part of the outstanding principal and accrued interest was convertible into shares of our Class A common stock at a conversion price of $0.50 per share.

On March 29, 2024, Nextelligence converted the principal of $13,139,473 and accrued interest of $1,607,952, a total of $14,747,425, into 29,494,851 shares of our Class A common stock.

Notes Payable

On September 15, 2016, we entered into an agreement with U.S. Premium Finance to provide financing in an aggregate amount of $1,967,450 for the insurance premium associated with both D&O and Workers Compensation policies. Both policies commenced September 15, 2016, and provided coverage for the next 36 months, expiring September 15, 2019. The loan bears interest at a floating rate per annum equal to the greater of either (i) 4.99% or (ii) 4.99% plus the Wall Street Journal Prime Rate. During the year ended June 30, 2019, and 2018, the interest rate on the loan was 4.99%. We were required to pay monthly principal and interest of approximately $58,957, paid over 36 months, with the final payment on October 15, 2019.

The U.S. Premium Finance agreement dated September 15, 2016, was secured against all rights, title, and interest associated with the D&O and Workers Compensation policies. As part of the legal costs associated with obtaining premium financing, on September 19, 2016, we agreed to pay a loan origination fee in the amount of $98,250. The loan origination fee was recorded as a debt discount and amortized over the life on the policy, maturing September 2019.

On April 18, 2017, we entered into an additional agreement with U.S. Premium Finance. We received $568,935 in net proceeds from the premium financing agreement. The loan bears interest at a floating rate per annum equal to the greater of either (i) 4.99% or (ii) 4.99% plus the Wall Street Journal Prime Rate. During the year ended June 30, 2019, and 2018, the interest rate on the loan was 4.99%. We were required to pay monthly principal and interest of approximately $29,705, paid over 20 months, with the final payment on December 15, 2018.

The U.S. Premium Finance agreement dated April 18, 2017 was secured against all rights, title, and interest associated with the general liability insurance policy. As part of the legal costs associated with obtaining premium financing, on April 18, 2017, we incurred and capitalized a loan origination fee in the amount of $28,348. The loan origination fee was amortized over the life of the policy, maturing December 2018. As of June 30, 2022, and 2021, there were no prepaid loan origination fees as the amount was fully amortized.

On November 13, 2019, we settled the outstanding liability with U.S. Premium Finance, in which we agreed to pay $1,000,000 in various installments, with the last payment due on December 5, 2022. During the year ended June 30, 2020, in accordance with the agreement, we reduced the principal on the balance sheet and recognized a $774,009 gain on forgiveness of debt. In adherence to the conditions of the agreement, we paid $275,000 towards the outstanding balance of the loan as of June 30, 2020. In addition, as of November 13, 2019, we had accrued approximately $162,350 in interest, which was reduced to zero based on the settlement amount and we recognized as a gain on forgiveness of debt, of $162,350. As of June 30, 2023, the balance due was $650,000, all of which was current. In January 2024, we paid the entire principal balance and accrued interest to settle the outstanding liability.

On October 22, 2019, we entered into a promissory note with an unrelated third party for the amount of $250,000, at an interest at 6% per annum. Effective June 30, 2021, we combined all previous principal ($250,000) and interest ($25,356) related to this loan and extended the maturity date to June 30, 2024, as per the second amendment to the agreement. On March 29, 2024, we came to an agreement with the lender to convert all of the outstanding principal and interest on the note into shares of our Class A common stock at a conversion price of $4.00 per share. The total principal of $275,356 and accrued interest of $45,400, for a total of $320,076, was converted into 80,189 shares of our Class A common stock. The Class A common stock was fair market valued at $8 per share and we recognized a debt extinguishment loss of $320,076.

Between March 2022 and June 2022, an unrelated third party loaned us $200,000, at an interest rate of 6% per annum. In August 2022, the unrelated third party loaned us an additional $100,000. The notes matured on March 1, 2023, and were in default until a renewal and consolidating note was entered into as of August 1, 2023, in the principal amount of $320,384. The interest rate under the renewal note is 6% per annum, and it matures on July 31, 2024. On March 29, 2024, we came to an agreement with the lender to convert all of the outstanding principal and interest on the note into shares of our Class A common stock at a conversion price of $4.00 per share. The total principal of $320,384 and accrued interest of $12,692, for a total of $333,076, was converted into 83,269 shares of our Class A common stock. The Class A common stock was fair market valued at $8 per share and we recognized a debt extinguishment loss of $333,076.

On November 18, 2022, we entered into a loan agreement with two unrelated parties for the aggregate amount of $200,000, at an interest rate of 6% compounded annually. The loan matured on December 1, 2024. On March 29, 2024, we came to an agreement with the lenders to convert all of the outstanding principal and interest on the notes into shares of our Class A common stock at a conversion price of $4.00 per share. The total principal of $200,000 and accrued interest of $16,340, for a total of $216,340, was converted into 54,086 shares of our Class A common stock. The Class A common stock was fair market valued at $8 per share and we recognized a debt extinguishment loss of $216,340.

Warrant Modification

Effective as of June 15, 2023, we authorized and approved: (i) the reissuance of 38 expired warrants held by non-employees and 2 expired warrants held by an employee (“Expired Warrants”) to purchase an aggregate of 7,637,962 shares of our Class A common stock, at purchase prices from $0.50 to $8.00 per share, all of which had expired without being exercised; and (ii) the modification of 31 outstanding warrants held by non-employees and 1 warrant held by an employee (“Reissued Warrants”) to purchase an aggregate of 4,105,625 shares of our Class A common stock, at purchase prices from $3.50 to $6.00 per share, that by their terms will expire if not exercised on or prior to dates ranging from February 10, 2024, to September 30, 2025. We reissued the Expired Warrants and modified the Reissued Warrants (collectively “Warrant Modification”) by extending the expiration date to December 31, 2025, and maintaining all other terms in the original warrant agreements. All outstanding warrants expired unexercised at the end of the day on December 31, 2025.

The value of the Warrant Modification to purchase an aggregate of 23,487,174 shares was calculated using the Black-Scholes-Merton option pricing model. The incremental fair value attributable to the Expired Warrants and Reissued Warrants, which was measured at the amount equal to the incremental value reflecting in the change in fair value of the warrants before and after the Warrant Modification, was calculated at $9,848,947. The portion of the incremental fair value related to non-employee warrants that were initially issued as part of equity financings was $2,669,175 and was treated as a deemed dividend and is reflected as “Deemed dividend on warrant modification” in the accompanying statement of operations. The portion of the incremental fair value related to employee warrants that were initially issued as awards was $7,179,772 and was treated as stock-based compensation and is reflected in “Compensation and benefits” in the accompanying statement of operations. Accordingly, the Warrant Modification was recorded as an increase in additional paid in capital with a corresponding decrease to retained earnings.

We utilized an option pricing model to determine the fair value of our Class A common stock as of June 15, 2023. The significant inputs were as follows: volatility of 71.1%, term of 2 years and risk-free rate of 4.55%. The valuation determined the fair value of a share of our Class A common stock to be $1.8025 as of June 15, 2023.

The Black-Scholes-Merton option pricing model includes the following assumptions to determine the fair value attributable immediately before and after the warrant modification effective June 15, 2023:

	Immediately
	Before	After
Assumptions:
Class A common stock fair value	$1.80	$1.80
Risk-free interest rate	4.12-5.21%	4.43%
Expected dividend yield	0%	0%
Expected volatility	64-83%	81.55%
Expected life (in years)	.66-2.3	2.55

Cash Flows

The following tables provide detailed information about our net cash flows for the periods indicated:

	For the Six Months Ended December 31,
	2025	2024
Net cash used in operating activities	$(5,232,331)	$(6,663,663)
Net cash used in investing activities	(8,556)	(21,623)
Net cash provided by financing activities	5,125,552	3,669,454
Net (decrease) increase in cash and cash equivalents	$(115,885)	$(3,015,832)

Operating Activities

For the six months ended December 31, 2025, cash used in operating activities decreased by $1,430,782 or 21.5% due primarily to our decrease in net loss of $1,842,992 and a net increase in working capital of $165,617. These were offset by a decrease in stock-based compensation of $561,872. The change in working capital was made up mainly of an increase in accounts receivable of $271,336, decrease in prepaid assets of $100,000, increase in deferred revenue of $84,979, and decrease in accounts payable and accrued expenses – related party of $141,828.

Investing Activities

For the six months ended December 31, 2025, cash used in investing activities decreased by $13,067 or 60%. The change was attributed to a decrease in the cash used to purchase property and equipment.

Financing Activities

For the six months ended December 31, 2025, cash provided by financing activities increased by $1,456,098 or 39.7%. The change was primarily due to an increase in proceeds from convertible notes payable – related party of $1,030,552 and a decrease to payments on revolving note payable – related party of $1,075,000, partially offset by a decrease to proceeds from issuance of Class A common stock of $650,000.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the application of the stock split accounting as of the date these financial statements are ready to be issued and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on the information currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As of December 31, 2025, our previous estimates had not materially deviated from our results.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our financial statements included in this prospectus, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services, in accordance with ASC 606. Our contracts include various products or services or a combination of both, which are generally capable of being distinct and are accounted for as separate performance obligations. Our contracts may contain multiple distinct performance obligations.

The transaction price of a contract is estimated based on the expected value for which a significant reversal of revenue is not expected to occur. Stand-alone selling prices are generally determined based on prices charged to customers. In arrangements with multiple performance obligations, the estimated transaction price is allocated to each distinct performance obligation based on relative stand-alone selling price.

Subscription Revenue

We no longer generate subscription revenue through renewal sales of Rabbit TV and Rabbit TV Plus, or through Select TV and Streaming TV Kits, which operated as the successor products to Rabbit TV and Rabbit TV Plus. In October 2022, our SelectTV.com paid subscription service and packaged SelectTV Streaming TV Kits were discontinued. We rebranded to the corporate namesake FreeCast.com and relaunched our SmartGuide as a free registration subscription service. SmartGuide is our internet distributed streaming media guide that searches and aggregates media content on the web and facilitates access to its customers through Wi-Fi-enabled devices that support streaming video.

We do, however, sell monthly subscriptions for premium content purchased through our SmartGuide for varying fees for different content. Revenue from such premium subscription fees is recognized on a gross basis over the service period as we are deemed to be the principal in the relationship with the end user. We control the premium content before transferring it to the end user and have latitude in establishing pricing. We both retransmit and “ingest” and distribute this content.

Subscription revenue is derived from online sales through search engine optimization, search engine marketing, various marketing advertising services, the utilization of resellers in the form of publishers that promote upcoming retail promotions and packages, as well as direct sales to subscribers of our Value Channels subscription service. Value Channels subscription contains 17 cable channels and sells on a monthly subscription or annual fee. Value Channels is integrated into the initial FreeCast.com free registration and then offered as an upgrade. Both FreeCast.com (free registration) and Value Channels are available in various streaming smart TV models (Google TV’s, Amazon Fire TV’s, LG, Samsung, TCL, Sony and others), plus Streaming Devices (Amazon Fire, Google ChromeCast, Apple TV), PC’s/Laptops and mobile apps for Android and iOS devices.

Subscription revenue is recognized ratably on a straight-line basis over the duration of the subscription period, generally ranging from one month to five years. If the subscriber renews early, then the expiration date is extended by the renewal period, and the additional subscription fee is deferred and amortized over the additional months purchased by the subscriber. We no longer offer SelectTV lifetime subscriptions, which were initially deferred and recognized over a five-year period. All subscription fees are collected at the time of purchase.

FAST (Free Ad-Supported TV)

We provide FAST channel buildouts that include post-production editing, motion graphics, channel assembly and content acquisitions. We charge the customers based on time incurred for the services plus a reasonable margin in addition to any additional out-of-pocket cost incurred that is charged at cost to us. Revenue is recognized when services are performed. We charge a monthly platform fee for distributing the FAST channel on our platform. Revenue is recognized at the point in time when the content is available on the digital platform.

Ad Platform Revenue

We are an agent in transactions on our Ad Exchange platforms. We act as an intermediary between DSPs and non-owned and operated publishers by providing access to a platform that allows both parties to transact in the buying and selling of ad inventory. The transaction price is determined through a real-time auction, and we have no pricing discretion or obligation related to the fulfillment of the advertising delivery.

We generally invoice buyers at the end of each month for the full purchase price of ad impressions monetized in that month. Accounts receivables are recorded at the amount of gross billings for the amounts we are responsible for collecting, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Ad Agency Revenue (Launch That and Similar Contracts)

We earn revenue from direct client service contracts for marketing and campaign execution, such as the Launch That agreement. These contracts typically involve two distinct phases:

●	Phase 1: Discovery and Development Services (data research, audience analysis, creative development). Revenue is recognized over time using an input method based on the proportion of costs incurred relative to total estimated costs for Phase 1.

●	Phase 2: Test Media Distribution Services (media placement, outreach, KPI reporting). Revenue is recognized upon delivery of the performance evaluation report specified in the contract.

Revenue from such contracts is presented separately from “Other Revenue” due to its materiality and distinct nature.

Deferred Revenue

For the Ad Platform revenue stream, we provide demand partners with access to our Ad Platform, enabling real-time bidding on advertising inventory. Revenue is recognized at a point in time when a transaction is completed—specifically, when a bid is won and the client’s purchase occurs through the platform. Amounts invoiced in advance of the completion of these transactions are recorded as deferred revenue and recognized as revenue when our performance obligation is satisfied.

For the Ad Agency revenue stream (Launch That and similar contracts), we provide direct marketing and campaign services, usually with a specified contract. Revenue is recognized over time during Phase 1 (using an input method based on the proportion of costs incurred relative to total estimated costs) and 2 at a point in time during Phase 2 (upon delivery of the performance evaluation report specified in the contract). Amounts paid in advance of the delivery of the specified services are recorded as deferred revenue and recognized as revenue when our performance obligation is satisfied.

Other Revenue

Other revenue includes product, licensing, and referral fee revenue. We generate revenue through free registrations on FreeCast.com by partnering with retailers, manufacturers, operators and/or distributors of streaming devices, mobile phones, broadband carriers, broadcasters, property management, multi-dwelling developers, builders, and various mass consumer communities of streaming tv watchers. A FreeCast.com license is freely provided per registered consumer marketed by distributors in exchange for a negotiated revenue sharing percentage with each distributor on a case-by-case basis. Affiliate commissions are earned and then shared from third-party advertisement service providers, pay-per-view movie or series distributors and live events tickets sales for such things as professional boxing or concerts. These license arrangements have not resulted in significant revenue to date.

Beginning in 2024, in conjunction with the release of our new product FreeCast Home, we started recognizing contracts with customers from product sales requiring performance up to delivery, as well as contracts with customers that contain a subscription portion that causes revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. For our physical product sales, our performance obligations are satisfied at that time.

Referral fee revenue is generated through premium services which are also available on our platform, for an additional fee, to allow single or time-limited use of private, decrypted viewing of movies, sporting events, concerts or other types of events.

The following table presents our revenue on a disaggregated basis:

	For the three months ended
	December 31,
	2025	2024
Membership (1)	$15,687	$39,063
FAST Revenue – related parties (2)	46,381	62,345
Ad Revenue	22	50,132
Other Revenue	-	5
Total	$62,090	$151,545

	For the six months ended
	December 31,
	2025	2024
Membership (1)	$37,807	$77,191
FAST Revenue – related parties (2)	101,047	141,484
Ad Revenue (3)	119,036	50,132
Other Revenue	60	1,145
Total	$257,950	$269,952

(1)	Membership sales refer to customers purchasing premium content through our SmartGuide for varying fees and recognized on a gross basis over the service period determined.

(2)	We provide end-to-end software solutions for development of FAST channels to customers such as content creation, production, video studio rental, etc. to aid in the creation of content for their channels and a platform fee for distributing the channel. Revenue is recognized at the point in time the services are performed for the development of FAST channels. We charge a monthly platform fee for distributing the FAST channel on our platform. We recognized related party revenues of $46,381 and $101,047 ($89,047 for FAST channel buildouts and $12,000 for channel streaming) for the three and six months ended December 31, 2025, respectively.

(3)	During the period from July 1, 2025, through December 31, 2025, we recognized $119,036 of ad revenue from the buying and selling of advertising space on other content platform providers. Of this amount, $125,000 was recognized as Ad Agency Revenue under the Launch That Experimental Media Plan Agreement, representing revenue from the provision of discovery, development, and test media distribution services for a client campaign. The remaining $5,964 was related to discounts and costs for Arbitrage Ad Revenue from the buying and selling of advertising space via the FreeCast Ad Platform.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Our cash and cash equivalents are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheet. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per banking institution. As of December 31, 2025, our cash balance exceeded the FDIC insured limit by $183,363.

As of December 31, 2025, we had one customer, SportX LLC, representing 96.21% of our receivables. As of December 31, 2024, we had three customers, SportX LLC and related party customers Celebrity Cigars, Inc. and Test Drive Live Corp., representing 62.59%, 18.72%, and 13.53%, respectively, of our receivables.

As of December 31, 2025, we had three customers, Launch That., related party customer Celebrity Cigars, Inc., and Ignite, representing 46.1%, 29.6%, and 11.86%, respectively, of our revenues. As of December 31, 2024, we had two related party customers, Test Drive Live Inc. and Celebrity Cigars, Inc., representing 21.3% and 29.5%, respectively, of our revenues.

Fair Value of Financial Instruments

We account for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

We apply fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the financial statements. The carrying amounts reported in the financial statements for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short-term nature.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of our common stock by the weighted average number of shares of all classes of our common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive.

The following table provides the number of Class A common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, for the six months ended December 31, 2025, and 2024, respectively.

	For the Six Months Ended December 31,
	2025	2024
Convertible debt and liabilities	305,837	312,960
Options	926,373	993,270
Warrants	8,056,087	8,056,087
Total	9,288,297	9,362,317

Stock Based Compensation

Stock-based compensation issued is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis. We recognize compensation expense measured as the fair value of the stock-based compensation on grant date, when a performance condition is considered probable to occur. For purposes of determining the variables used in the calculation of stock-based compensation issued to employees, we perform an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of warrants granted, any fluctuations in these calculations could have a material effect on the results presented in our Statements of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

In accounting for modifications of equity-classified warrants held by employees, it is our policy to determine the impact by analogy to the share-based compensation guidance of ASC 718, Compensation - Stock Compensation (“ASC 718”). The model for a modified share-based payment award that is classified as equity and remains classified in equity after the modification is addressed in ASC 718-20-35-3. Pursuant to that guidance, the incremental fair value from the modification is recognized as stock-based compensation expense in the statements of operations to the extent the modified instrument has a higher fair value. We modified certain equity-classified warrants held by employees in the year 2023.

Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Modifications to Equity-classified Instruments

A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt offering, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications accounted for under ASC 815, the incremental change in fair value is recognized as a deemed dividend.

Redeemable Series A Preferred Stock

We apply the guidance enumerated in ASC 480, when determining the classification and measurement of preferred stock. Preferred stock subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. We classify conditionally redeemable preferred stock, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as mezzanine equity. At all other times, we classify its preferred stock in stockholders’ equity. We subsequently measure mezzanine equity to redemption value when the instrument is currently redeemable or when it is probable the instrument will become redeemable. Initially, the redemption rights were not solely within our control because our Chief Executive Officer (CEO), William Mobley, was able to force us to redeem the shares for cash. Therefore, we classified the Series A Preferred Stock as mezzanine equity pursuant to ASC 480-10-S99. We had adjusted the value of the Series A Preferred shares to its maximum redemption amount as the instrument was redeemable.

On December 26, 2024, we amended the terms and conditions of the Series A Preferred Stock to replace the deemed liquidation triggered by a change in control with an ordinary liquidation. In conjunction with this amendment, we reclassified the Series A Preferred Stock from mezzanine equity to permanent equity because the features giving rise to mezzanine equity classification, the redemption right and the deemed liquidation, have been removed as part of the amendment.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. We do not believe that the impact of recently issued standards that are not yet effective will have a material impact on our financial position or results of operations upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Summary of Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider all the information in this prospectus prior to investing in our Class A common stock. These risks are discussed more fully in the next section entitled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

●	We may not be able to continue as a going concern without additional financing.

●	We are reliant on a limited number of customers, and the loss of one or more of these customers would adversely affect our business.

●	If our efforts to build strong brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results may be adversely affected.

●	If we are unable to continue using our current marketing channels, our ability to attract new subscribers may be adversely affected.

●	Our reported subscriber count includes inactive accounts and may not be indicative of current platform engagement or monetization potential.

●	Although we do not distribute content through our service, if we are sued for content accessed through our service, our results of operations would be adversely affected.

●	Our business depends on access to additional capital, which may not be available on acceptable terms or at all.

●	We rely heavily on our proprietary technology to locate and organize online video, radio and games and to manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

●	Any significant disruption in our computer systems or those of third-party service providers that we rely on could adversely impact our business.

●	Our reputation and relationships with subscribers would be harmed if our subscriber data, particularly billing data, were to be accessed by unauthorized people.

●	Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web site, technology, title selection processes and marketing activities.

●	We depend on key management as well as experienced and capable personnel generally, and any failure to attract, motivate and retain our staff could severely hinder our ability to maintain and grow our business.

●	Our Chief Executive Officer and Chief Financial Officer also serve as executive officers of other companies and such other positions may create conflicts of interest for such officers in the future.

●	Changes in consumer viewing habits, including more widespread usage of demand methods of entertainment video consumption could adversely affect our business.

●	Our business depends on continued and unimpeded access to the Internet at non-discriminatory prices, and Internet access providers and Internet backbone providers may be able to block, limit, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

●	Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

●	An active trading market for our Class A common stock may not develop or be sustained, which could limit your ability to sell your shares.

●	The market price of our Class A common stock may be highly volatile, including experiencing extreme volatility that may be unrelated to our operating performance.

●	The dual class structure of our common stock will have the effect of concentrating voting control with our founder, Chief Executive Officer and Chairman, William A. Mobley, Jr., which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction, and that may adversely affect the trading price of our Class A common stock.

●	We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. As a result, our shareholders do not have the same protections afforded to shareholders of companies that cannot rely on such exemptions and are subject to such requirements.

●	If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our Class A common stock adversely, or if we fail to achieve analysts’ earnings estimates, the market price and trading volume of our Class A common stock could decline.

●	If we are unable to meet the continued listing requirements of Nasdaq, Nasdaq will delist our Class A common stock.

●	We do not intend to pay dividends, so any return on investment will depend on stock price appreciation.

●	Sales of our Class A common stock under the Equity Purchase Agreement (the “EPA”) may result in substantial dilution to existing shareholders, and we may be required to issue additional shares to access the full commitment.

●	The purchase price of shares sold under the EPA will fluctuate based on market conditions, and we cannot predict the amount of proceeds we will receive.

●	The Selling Shareholder will purchase shares at a discount to the market price, which could cause the price of our Class A common stock to decline.
●	Our management will have broad discretion over the use of the net proceeds from our sale of our Class A common stock under our equity line of credit, and you may not agree with how we use the proceeds.

●	The structure of the EPA may encourage short selling or hedging activity, which could adversely affect the market price of our Class A common stock.

●	For as long as we are an “emerging growth company,” we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, which apply to other public companies.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Class A common stock.

●	In the past, we have had weaknesses in our internal control over financial reporting.

●	Substantial future sales or perceived potential sales of our Class A common stock in the public market could cause the price of our Class A common stock to decline significantly.

●	Anti-takeover provisions in our governing documents could delay or prevent a change in control.

RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this prospectus, including the financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this prospectus before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Relating to Our Business

We may not be able to continue as a going concern without additional financing, and if such financing is not available to us or is not available to us on acceptable terms, we may be forced to cease operations.

We have a limited operating history and have incurred recurring losses from operations. As of December 31, 2025, we have an accumulated deficit of $200,881,532, and a stockholders’ deficit of $3,547,862. For the three months ended December 31, 2025, and 2024, we incurred a net loss of $2,783,982 and $3,929,518, respectively. For the six months ended December 31, 2025, and 2024, we incurred a net loss of $5,646,331 and $7,489,323, respectively. Our failure to generate sufficient revenues, effectively manage expenses or raise additional capital could adversely affect our ability to achieve our intended business objectives. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

We funded our initial operations primarily through sales of Class A common stock to accredited investors, debt financing, and exchange of Class A common stock for services received by us. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are not able to raise additional capital when required or on acceptable terms, we may have to: (i) significantly delay, scale back or discontinue the development or commercialization of new products; (ii) seek collaborators for further development and commercialization of our products; or (iii) relinquish or otherwise dispose of some or all of our rights to technologies or the products that we would otherwise seek to develop or commercialize.

Our SmartGuide relies on a technology that we license from Nextelligence, Inc. and any interruption of our rights as a licensee could have a significant adverse impact on some major aspects of our business, such as product development, customer retention and sales.

Our SmartGuide has been built on technology developed by Nextelligence, Inc., or Nextelligence, and used by us pursuant to a Technology License and Development Agreement (as amended, the “Technology Agreement”). Nextelligence is principally owned and controlled by William A. Mobley, Jr., our founder, Chief Executive Officer and Chairman. The Technology Agreement provides that Nextelligence is obligated to provide all further development, improvement, modification, maintenance, management and enhancement services related to the technology. The Technology Agreement may be terminated if, among other things, we breach the Technology Agreement, if we become insolvent or subject to bankruptcy laws, or if there is a change of control (as defined in the Technology Agreement). If we were not able to use the technology for any reason, it could have a significant adverse impact on some major aspects of our business, such as product development, customer retention and sales.

If our efforts to attract and retain subscribers are not successful, our business will be adversely affected.

Our ability going forward to attract and retain subscribers will depend on our ability to consistently provide a robust, valuable and quality experience for selecting and viewing TV shows, movies and channels and access to online radio stations. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing services that are not favorably received by them, we may not be able to attract subscribers. In addition, many of our subscribers are re-joining our service or originate from word-of-mouth advertising from existing subscribers. Our attracting and retaining subscribers may depend on our ability to:

●	offer a secure platform;

●	provide tools and services that meet the evolving needs of consumers;

●	provide a wide range of high-quality product and service offerings;

●	enhance the attractiveness of our platform;

●	maintain the quality of our customer service; and

●	continue adapting to the changing demands of the market.

If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, our ability to maintain or grow our business will be adversely affected. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is limited, competitive services provide a better value or experience, and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our business will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace these subscribers with new subscribers.

Our reported subscriber count includes inactive accounts and may not be indicative of current platform engagement or monetization potential.

We define a “subscriber” as any individual or entity that has registered for access to our platform, whether on a paid or free (ad-supported) tier basis. This metric represents cumulative account registrations since inception, and includes accounts that may be dormant, inactive or no longer engaged with the platform. We do not currently remove accounts from our subscriber count based on inactivity or lack of engagement, and we do not separately report the number of active users. As a result, our reported subscriber figures may significantly overstate the number of users who actively use the platform, generate advertising impressions, or contribute to revenue in any given period. Investors should not rely on our total subscriber count as a measure of current platform usage, engagement, or monetization capacity. If we were to adopt an active-user metric or reclassify inactive accounts, the resulting figures could be materially lower than the subscriber counts currently reported.

If we are not able to continue to innovate or if we fail to adapt to changes in our industry, our business, financial condition and results of operations would be materially and adversely affected.

The market for online video, radio and games is characterized by rapidly changing technology, evolving industry standards, new service and product introductions and changing customer demands. Although we have developed new products and services in order to meet customer demands, new technologies and evolving business models for delivery of entertainment video continue to develop at a fast pace and we may not be able to keep up with all of the changes. Consumers are afforded various means for consuming online video, radio and games. The various economic models underlying these differing means of entertainment video delivery include subscription, pay-per-view, ad-supported and piracy-based models. Several competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. New entrants may enter the market with unique service offerings or approaches to distributing online video, radio and games and other companies also may enter into business combinations or alliances that strengthen their competitive positions. The changes and developments taking place in our industry may also require us to re-evaluate our business model and adopt significant changes to our long-term strategies and business plan. If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

We may not be able to maintain or grow our revenue or our business.

Since the beginning of fiscal year 2019, we have been focused on investing in and developing new technologies, which we anticipate will drive future growth and give us a sustainable revenue stream. In addition, we have transitioned to a “multi license” model from a “single-license” model. We believe that with new technology, coupled with our new sales and marketing strategy focused on generating revenue through free registrations of FreeCast.com by partnering with retailers, manufacturers, operators and/or distributors of streaming devices, mobile phones, broadband carriers, broadcasters, property management, multi-dwelling developers, builders, and various mass consumer communities of streaming tv watchers in exchange for a negotiated revenue sharing percentage with each distributor on a case-by-case basis. However, there can be no assurance that we will be able to generate sufficient revenue from distributor fees or fees from premium content purchased by subscribers through our SmartGuide to fund our operations in the future. In addition, our growth may become stagnant for many other reasons, including decreasing consumer spending, increasing competition, slowing growth of the consumption of online video, radio and games, changes in government policies or general economic conditions.

If we are not able to manage our growth, our business could be adversely affected.

We are currently engaged in an effort to grow our service by promoting online access renewal, developing new products, expanding internationally and to residents of rural areas. As we undertake all these changes, if we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices, our business may be adversely affected.

We are reliant on a limited number of customers, and the loss of one or more of these customers would adversely affect our business.

For the six months ended December 31, 2025, and 2024, more than 39% and 52%, respectively, of our total revenue was derived from two related party customers. The loss of either customer, or a substantial reduction in their business with us, would adversely affect our financial performance and our business. Our reliance on a small customer base limits our ability to mitigate downturns in specific customer relationships or industry segments. Strategic decisions made by these customers could adversely impact our operations, including pricing, service levels, and product development priorities. Financial instability or delayed payments from these customers could negatively affect our liquidity and working capital. We cannot be certain that we will retain these customers or replace the revenue if we lose them. Any disruption in our relationship with these two customers would likely have an adverse impact on our financial condition and business.

If our efforts to build strong brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results may be adversely affected.

We must continue to build and maintain strong brand identity for our products and services, which have expanded over time. We believe that strong brand identity will be important in attracting subscribers. If our efforts to promote and maintain our existing brands and brands we develop in the future are not successful, our operating results and our ability to attract subscribers may be adversely affected. From time to time, subscribers’ express dissatisfaction with our service, including, among other things, title availability, processing and service interruptions. To the extent dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain subscribers may be adversely affected. With respect to our planned international expansion, we will also need to establish our brand and to the extent we are not successful, our business in new markets would be adversely impacted.

If we are unable to manage the mix of subscriber acquisition sources, our subscriber levels and marketing expenses may be adversely affected.

We utilize a broad mix of marketing programs to promote our service to potential new subscribers. We obtain new subscribers through our online marketing efforts, including paid search listings, banner ads, text links and permission-based e-mails. In addition, we have engaged in various offline marketing programs, including TV and radio advertising, direct mail and print campaigns, consumer package and mailing insertions. We maintain an active public relations program to increase awareness of our service and drive subscriber acquisition. We opportunistically adjust our mix of marketing programs to acquire new subscribers at a reasonable cost with the intention of achieving overall financial goals. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels and marketing expenses may be adversely affected.

If we are unable to continue using our current marketing channels, our ability to attract new subscribers may be adversely affected.

We may not be able to continue to support the marketing of our service by current means if such activities are no longer available to us, become cost prohibitive or are adverse to our business. If companies that currently promote our service decide that we are negatively impacting their business, that they want to compete more directly with our business or enter a similar business or decide to exclusively support our competitors, we may no longer be given access to such marketing through them. In addition, if advertising rates increase, we may curtail marketing efforts or otherwise experience an increase in our marketing costs. Laws and regulations impose restrictions on the use of certain channels, including commercial e-mail and direct mail. We may limit or discontinue use or support of e-mail and other activities if we become concerned that subscribers or potential subscribers deem such activities intrusive, which could affect our goodwill or brand. If the available marketing channels are curtailed, our ability to attract new subscribers may be adversely affected.

Although we do not distribute content through our service, if we are sued for content accessed through our service, our results of operations would be adversely affected.

Although we do not distribute content through our service, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on content accessed through our service. We also may face potential liability for content uploaded from our users in connection with our community-related content or reviews. If we become liable for such activities, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We cannot assure you that we are insured or indemnified to cover claims of these types or liability that may be imposed on us.

We rely upon a number of partners to offer our service.

We currently offer subscribers the ability to easily navigate available sources of online video, radio and games and consume such media through their computers and other Internet-connected devices. If we are not successful in maintaining existing and creating new relationships with content providers, or if we encounter technological, content licensing or other impediments to our ability to organize content, our ability to grow our business could be adversely impacted. Furthermore, mobile devices and TVs are manufactured and sold by entities other than FreeCast and while these entities should be responsible for the devices’ performance, the connection between these devices and FreeCast may nonetheless result in consumer dissatisfaction toward FreeCast and such dissatisfaction could result in claims against us or otherwise adversely impact our business.

Any significant disruption in our computer systems or those of third-party service providers that we rely on could adversely impact our business.

Subscribers and potential subscribers access our service through our website or their TVs, computers, game consoles, or streaming or mobile devices. Our reputation and ability to attract, retain and serve subscribers depend on the reliable performance of our computer systems and those of third-party service providers that we utilize in our operations. Interruptions in these systems, or with the Internet in general, including discriminatory network management practices, could make our service unavailable or degraded. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our service to existing and potential subscribers.

Our servers and those of third-party service providers we use in our operations are vulnerable to computer viruses, physical or electronic break-ins, cyber-attacks and similar disruptions, which could lead to interruptions and delays in our service and operations, as well as loss, misuse or theft of data. Our website periodically experiences directed attacks intended to cause a disruption in service. Any successful attempt to disrupt our service or internal systems could harm our business, be expensive to remedy and damage our reputation. Our insurance does not cover expenses related to attacks on our website or internal systems, and efforts to prevent such attacks are costly and may limit the functionality of our services.

We rely on third-party service providers, including cloud computing and distributed infrastructure platforms, to support critical aspects of our operations, including data processing, storage and service delivery. Because we cannot easily switch our operations to alternative providers, any disruption of or interference with our use of these third-party services, whether due to technological, operational or business-related issues, could adversely impact our operations and the experience of our subscribers.

In addition, fires, floods, earthquakes, power losses, telecommunications failures and other catastrophic events could damage our systems or those of our third-party service providers or cause them to fail completely. As we do not maintain fully redundant systems, any such disruption could result in prolonged downtime, loss of subscribers and harm to our business and results of operations.

We rely heavily on our proprietary technology to locate and organize online video, radio and games and to manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

We continually enhance or modify the technology used for our operations. We cannot be sure that any enhancements or other modifications we make to our operations will achieve the intended results or otherwise be of value to our subscribers. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to maintain and enhance our technology, our ability to retain existing subscribers and to add new subscribers may be impaired. In addition, if our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, our ability to retain existing subscribers and to add new subscribers may be impaired. Also, any harm to our subscribers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

Privacy concerns and restrictions on our ability to use subscriber data could adversely impact our business and reputation.

In the ordinary course of business and, in particular, in connection with merchandising our service to our subscribers, we collect and utilize data supplied by our subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, which limit our ability to use collected data, could have an adverse effect on our business. In addition, if we were to disclose data about our subscribers in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results.

Our reputation and relationships with subscribers would be harmed if our subscriber data, particularly billing data, were accessed by unauthorized people.

We maintain personal data regarding our subscribers, including names and, in many cases, mailing addresses. With respect to billing data, such as credit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our subscribers’ data. If, despite these measures, we, or our payment processing services, experience any unauthorized intrusion into our subscribers’ data, current and potential subscribers may become unwilling to provide the information to us necessary for them to become subscribers, we could face legal claims, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business.

In addition, we do not obtain signatures from subscribers in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards are used on our Web site to obtain service. Typically, these credit cards have not been registered as stolen and are therefore not rejected by our automatic authorization safeguards. While we do have a number of other safeguards in place, we nonetheless experience some loss from these fraudulent transactions. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

We may not be able to adequately protect our intellectual property rights.

We rely on a combination of trademark, copyright, trade secret and other intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, business processes and other intellectual property. These measures may not be sufficient to prevent unauthorized use, disclosure or misappropriation of our intellectual property.

Confidentiality agreements with employees, contractors and other third parties may be breached, and we may not have adequate remedies for any such breach. In addition, policing unauthorized use of our intellectual property is difficult, time-consuming and costly, and we may be unable to detect or prevent such unauthorized use. Our trade secrets may be disclosed, become known to competitors or be independently developed by others. If we are unable to adequately protect our intellectual property rights, our competitive position could be adversely affected, and our business, financial condition and results of operations could be materially harmed.

Intellectual property claims against us could be costly and result in the loss of significant rights.

We may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property rights. These claims may arise from our use of technology, content, business processes or other aspects of our operations. As the number of patents and other intellectual property rights in our industry increases, the risk of such claims may also increase.

Defending against intellectual property claims, regardless of their merit, can be costly, time-consuming and may divert the attention of management and technical personnel. If we are unable to successfully defend against such claims, we may be required to pay damages, enter into costly licensing agreements, modify or discontinue certain products or services, or develop alternative technologies, any of which could adversely affect our business.

In addition, we may be unable to obtain licenses to use intellectual property on commercially reasonable terms, or at all. Any such claims or limitations could materially and adversely affect our business, financial condition and results of operations.

If we are unable to protect our domain names, our reputation and brand could be adversely affected.

We currently hold various domain names relating to our brand, including freecast.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our Web site and our service. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the U.S. may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable, without significant cost or at all, to prevent third-parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

We depend on key management as well as experienced and capable personnel generally, and any failure to attract, motivate and retain our staff could severely hinder our ability to maintain and grow our business.

We rely on the continued service of our senior management, including our founder and Chief Executive Officer and Chairman of our board of directors, William A. Mobley, Jr., other members of our executive team and other key employees to develop our products, services and solutions. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. As a result, our human resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. If we lose the services of any member of management or key personnel and are unable to attract or locate suitable or qualified replacements, or otherwise hire talented personnel, we may incur additional expenses to recruit and train new staff, making it more difficult to meet our business objectives, which could severely disrupt our business and growth. In addition, our ability to execute our strategy depends in part on our ability to engage and retain qualified third-party contractors.

Our Chief Executive Officer and Chief Financial Officer also serve as executive officers of other companies and such other positions may create conflicts of interest for such officers in the future.

William A. Mobley, Jr., our Chief Executive Officer and Chairman, works full-time for us, devoting approximately 50 hours a week to our business. Mr. Mobley also works part-time for Nextelligence and serves as its Chief Executive Officer and Chairman of the board of directors. Mr. Mobley’s duties to Nextelligence may compete for his full attention to our business; accordingly, he may have conflicts of interest in allocating time between those separate business activities.

Jonathan Morris, our Chief Financial Officer, works full-time for us, devoting approximately 45 hours a week to our business. Mr. Morris also advises two special purpose acquisition companies (SPACs), ESH Acquisition Corp. and Twelve Seas Investment Co III, on a limited basis as a consultant and their Chief Financial Officer. Mr. Morris’ duties to these other businesses may compete for his full attention to our business; accordingly, he may have conflicts of interest in allocating time between those separate business activities.

Our brand name and our business may be harmed by aggressive marketing and communications strategies of our competitors.

Due to competition in our industry, we have been and may be the target of incomplete, inaccurate and false statements about our company and our services that could damage our management’s reputation and our brand and materially deter consumers from using our service. Our brand name and our business may be harmed if we are unable to promptly respond to our competitors’ misleading marketing efforts.

Risks Related to our Industry

Changes in consumer viewing habits, including more widespread usage of demand methods of entertainment video consumption could adversely affect our business.

The manner in which consumers seek entertainment online is changing rapidly. Digital cable, wireless and Internet content providers are continuing to improve technologies, content offerings, user interfaces and business models that allow consumers to access entertainment video-on-demand with interactive capabilities. The devices through which online video, radio and games can be consumed are also changing rapidly. For example, content from cable service providers may be viewed on laptops and mobile devices and content from Internet content providers may be viewed on TVs. If competitors providing similar services address the changes in consumer habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected.

Our business depends on continued and unimpeded access to the Internet at non-discriminatory prices, and Internet access providers and Internet backbone providers may be able to block, limit, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our customers’ viewers to access the Internet, and certain of our customers’ products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access by restricting or prohibiting the use of their infrastructure to support or facilitate offerings, or by charging increased fees to provide offerings, while others, including some of the largest providers of broadband internet access services (ISPs), have committed to not engaging in such behavior.

The ability of the Federal Communications Commission (FCC) to regulate broadband Internet access services was called into question by an April 2010 ruling of the U.S. Court of Appeals for the D.C. Circuit. The FCC then proposed rules regulating broadband Internet access, but on January 14, 2014, the D.C. Circuit Court of Appeals struck down the net neutrality rules adopted by the FCC, determining that the FCC did not have the authority to issue or enforce net neutrality rules, as it had failed to identify certain service providers as “common carriers.” On February 26, 2015, the FCC adopted a new rule that reclassifies broadband Internet access service as a telecommunication service and regulates broadband Internet access as a public utility (Title II Order). In 2016, a divided panel of the D.C. Circuit Court of Appeals upheld the Title II Order, concluding that the FCC’s classification of broadband Internet access service was permissible. However, under President Donald Trump’s administration, the FCC reversed course and in December 2017 adopted a new rule referred to as the Restoring Internet Freedom Order, which went into effect on June 11, 2018. The Restoring Internet Freedom Order (RIFO): (i) reinstated the information service classification of broadband Internet access service; (ii) reinstated the determination that mobile broadband Internet access service is not a commercial mobile service; and (iii) eliminated the Internet conduct standard and the non-exhaustive list of factors intended to guide application of that rule. On October 1, 2019, D.C. Circuit Court of Appeals upheld most provisions of the RIFO. One aspect of the RIFO that the court did not uphold relates to the FCC’s assertion that it could pre-empt state-level actions involving Net Neutrality and the Open Internet. More than 30 states have introduced bills to add their own net neutrality protections, several of which have gone into effect. The U.S. House of Representatives on April 10, 2019, passed a bill, called the Save the Internet Act, requiring internet service providers to treat all online content the same. The U.S. Senate, however, did not pass the bill. On July 9, 2021, President Joe Biden signed Executive Order 14036 (EO), “Promoting Competition in the American Economy,” a sweeping array of initiatives across the executive branch. Among them included instructions to the FCC to restore the net neutrality rules under the Title II Order that had been undone during the prior administration. In June 2024, the FCC adopted a new rule as instructed under the EO referred to as the Safeguarding and Securing the Open Internet rule (SSOI). SSOI restored Title II Order’s net neutrality regulations by reclassifying broadband Internet access service as a telecommunications service, making ISPs “common carriers” subject to stricter regulations for non-discriminatory access and oversight on pricing and service quality. On January 2, 2025, however, the U.S. Court of Appeals for the Sixth Circuit struck down the SSOI, ruling that the FCC incorrectly classified ISPs as telecommunications service providers, rather than non-common carrier providers of information services, and therefore exceeded its authority in imposing the net neutrality regulations.

Unless Congress passes legislation that supersedes the RIFO, it is possible that broadband service providers could impose restrictions on bandwidth and service delivery that may adversely impact our download speeds or ability to deliver content over those facilities, or impose significant end user or other fees that could impact the cost of our services to end users, or our delivery costs. If no action is taken by Congress, current and future actions by broadband Internet access providers may also result in limitations on access to our services, a loss of existing users or increased costs to us, our users or our customers, thereby impairing our ability to attract new users, or limiting our opportunities and models for revenue and growth.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

We rely upon the ability of consumers to access our service through the Internet. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses, and our subscriber acquisition and retention could be negatively impacted.

Most network operators that provide consumers with access to the Internet also provide these consumers with multichannel video programming. As such, companies like Comcast, Time Warner Cable and Cablevision have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. While we believe that consumer demand, regulatory oversight and competition will help limit these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours, our industry and business could be negatively impacted.

Although we are now operating our Platform-as-a-Service, Broadcast-Enabled Streaming TV and Direct-to-Mobile deployment models, these offerings remain relatively new and there can be no assurance that they will achieve broad market acceptance.

We have developed three deployment models— Platform-as-a-Service (PaaS), Broadcast-Enabled Streaming TV (BEST), and Direct-to-Mobile (D2M)—that are intended to enable telecom operators, ISPs, broadcasters, and other partners to launch branded streaming services using our infrastructure. These models represent new and evolving business lines that have not yet generated significant revenue. There can be no assurance that potential partners will adopt these deployment models, that we will be able to successfully integrate broadcast-to-streaming conversion or digital rights management technologies at scale or that market conditions will support the pricing and revenue-sharing structures contemplated by these offerings. If these deployment models fail to gain market acceptance, our growth strategy and results of operations could be materially and adversely affected.

Our BEST model is subject to regulatory uncertainty related to broadcast standards and Over-the-Air television policy.

Our BEST model operates at the intersection of traditional over-the-air broadcasting and internet streaming, an area subject to evolving federal regulation. Changes in FCC policy regarding broadcast encryption, ATSC 3.0 implementation timelines, digital rights management requirements or over-the-air (OTA) spectrum allocation could affect the viability or cost-effectiveness of our BEST deployment model. Additionally, our BEST model depends on cooperation from local broadcasters who may face their own regulatory constraints or may prefer competing technology solutions. Uncertainty in the regulatory environment for broadcast-to-streaming conversion could delay adoption by broadcast partners and adversely affect our ability to deploy BEST at scale.

Our D2M platform depends on telecom operator and ISP adoption, and our failure to secure and maintain these partnerships could limit our growth.

Our D2M deployment model is designed for distribution through telecom operators and ISPs. The success of this model depends on our ability to negotiate and maintain favorable partnership agreements with these entities, many of which have significantly greater resources and bargaining power than we do. Telecom operators and ISPs may choose to develop competing in-house solutions, partner with larger competitors, or decline to prioritize video distribution services. Additionally, the delivery of video through 5G mobile broadband, satellite connectivity, and other networks contemplated by D2M is subject to network capacity constraints, coverage limitations, and the pace of infrastructure deployment by third-party carriers over which we have no control.

Risks Related to Ownership of Our Class A Common Stock

An active trading market for our Class A common stock may not develop or be sustained, which could limit your ability to sell your shares.

Prior to the listing of our Class A common stock on Nasdaq, there was no public market for our securities, and there can be no assurance that an active or liquid trading market for our Class A common stock will develop or be sustained. The development and maintenance of an active trading market depends on a number of factors, including the level of investor interest, the number of shares available for trading, the presence of market makers, and the coverage of our company by securities analysts.

If an active trading market does not develop or is not sustained, low trading volume may make it difficult for shareholders to sell their shares at or near prevailing market prices, or at all. The absence of a liquid trading market may also impair our ability to raise capital through the sale of equity securities and may limit our ability to use our Class A common stock as consideration in future strategic transactions. As a result, investors may be unable to sell their shares at desired times or prices.

The market price of our Class A common stock may be highly volatile, including experiencing extreme volatility that may be unrelated to our operating performance.

Certain recent initial public offerings of companies with public floats comparable to our anticipated public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective companies. We may experience similar volatility, which may make it difficult for prospective investors to assess the value of our Class A common stock.

In addition to the risks described elsewhere in this prospectus, the market price of our Class A common stock may be subject to significant volatility due to a variety of factors, many of which are beyond our control or unrelated to our operating performance. Recently, companies with comparable public floats and initial public offering sizes have experienced instances of rapid stock price increases followed by significant declines, and such price movements were seemingly unrelated to the respective companies’ underlying performance. Our anticipated public float may amplify the impact of trading activity by a limited number of shareholders, which could cause our share price to deviate, potentially significantly, from a price that more accurately reflects the underlying performance of our business.

If our Class A common stock experiences significant price volatility, including fluctuations that are unrelated to our actual or expected operating performance and financial condition, investors may incur substantial losses. Such volatility may make it difficult for prospective investors to assess the value of our Class A common stock and may contribute to a lack of confidence in the market for our shares.

The dual class structure of our common stock will have the effect of concentrating voting control with our founder, Chief Executive Officer and Chairman, William A. Mobley, Jr., which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction, and that may adversely affect the trading price of our Class A common stock.

Our Class B common stock has 15 votes per share, and our Class A common stock, which is the stock being offered by means of this prospectus, has one vote per share. Mr. Mobley holds, collectively with his permitted entities, and controls all of our outstanding shares of our Class B common stock. Accordingly, upon the closing of this offering, assuming all of the 6,946,980 Class B shares that were converted into Class A shares and registered for sale by Mr. Mobley in connection with a direct listing of our Class A common stock on Nasdaq are sold and not converted back to Class B shares, he will hold approximately 75.55% of the voting power of our outstanding capital stock, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. As a result, Mr. Mobley will be able to significantly influence matters submitted to our shareholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Mobley may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our shareholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Future transfers by Mr. Mobley will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers affected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the death of Mr. Mobley. For information about our dual class structure, see the section titled “Description of Capital Stock.”

We cannot predict the effect our dual-class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights (aggregated across all of its equity securities, including those that are not listed or trading) in the hands of public shareholders. Pursuant to the FTSE Russell, this 5% minimum voting rights requirement only applies to companies assigned a Developed market nationality within the FTSE Equity Country Classification scheme, and, based upon the FTSE Equity Country Classification Interim Announcement published on March 30, 2023, the United States is assigned a Developed market nationality within the FTSE. In addition, in July 2017, the S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices; however, in October 2022, the S&P Dow Jones announced that it was conducting a consultation with market participants on the multiple share class eligibility methodology requirement via a survey that closed on December 15, 2022. Subsequently, the S&P Dow Jones Indices announced that, effective as of April 17, 2023, companies with multiple share class structures will be considered eligible for the S&P Composite 1500 and its component indices, including the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, if they meet all other eligibility criteria. Also in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices. Additionally, MSCI announced that the securities of companies exhibiting unequal voting structures will be eligible for addition to the MSCI ACWI IMI and other relevant indexes effective March 1, 2019. Currently, MSCI offers the MSCI World Voting Rights-Adjusted Index. This index specifically includes voting rights in the weighting criteria and construction methodology and aims to better align constituent weights with economic rights and voting power, while continuing to represent the performance of a broad opportunity set. The dual-class structure of our common stock may make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. In addition, it is unclear what effect, if any, such policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we may be excluded from certain indices, and we cannot assure you that other stock indices (including Nasdaq) will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices may preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock may be adversely affected.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. As a result, our shareholders do not have the same protections afforded to shareholders of companies that cannot rely on such exemptions and are subject to such requirements.

William A. Mobley, Jr., our Chief Executive Officer and Chairman individually owns and holds a majority of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of Nasdaq, including, but not limited to, the requirement that:

●	a majority of the board of directors consist of directors who qualify as “independent” as defined under the Nasdaq listing rules;

●	its board of directors has a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	its board of directors has a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We intend to rely on some or all of these exemptions so long as we remain a “controlled company.” As a result, we may not have: (i) a majority of independent directors; (ii) a nominating and governance committee composed entirely of independent directors; and (iii) a compensation committee composed entirely of independent directors. Accordingly, our shareholders may not have the same protections afforded to shareholders of companies subject to all of the corporate governance requirements of Nasdaq.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our Class A common stock adversely, or if we fail to achieve analysts’ earnings estimates, the market price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us or our industry make unfavorable comments about our market opportunity or business, the market price of our Class A common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our Class A common stock or trading volume to decline. In addition, if we fail to achieve analysts’ earnings estimates, the market price of our Class A common stock would also likely decline.

If we are unable to meet the continued listing requirements of Nasdaq, Nasdaq will delist our Class A common stock.

Our Class A common stock is currently listed on the Nasdaq Global Market. In the future, if we are not able to meet Nasdaq’s continued listing standards, we could be subject to suspension and delisting proceedings. A delisting of our Class A common stock and our inability to list on another national securities exchange could negatively impact us by: (i) reducing the liquidity and market price of our Class A common stock; (ii) reducing the number of investors willing to hold or acquire our Class A common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

Because we do not intend to pay dividends for the foreseeable future, investors in the offering will benefit from their investment in shares only if our Class A common stock appreciates in value.

We currently intend to retain our future earnings, if any, to finance the operation and growth of our business and do not expect to pay any dividends in the foreseeable future. As a result, the success of an investment in our Class A common stock will depend upon any future appreciation in its value. Our Class A common stock may not appreciate in value or even maintain the price at which the Selling Shareholder purchased their ELOC Shares.

Our business currently depends on the availability of adequate funding and access to capital. As a result, we need to raise significant amounts of additional capital. We may be unable to obtain the additional capital when we need it, or on acceptable terms, if at all.

Even if we are able to continue as a going concern in the near term, our business depends on our ability to obtain additional capital. As of December 31, 2025, we had a cash balance of $433,363. We had a working capital deficit of $3,839,068 as of December 31, 2025. We plan to raise additional equity financing, without which we will not be able to meet our obligations as they become due for the next 12 months. We cannot provide any assurance that additional equity financing will be available on terms that are acceptable to us, or at all.

Risks Related to the Equity Purchase Agreement

Sales of our Class A common stock under the EPA may result in substantial dilution to existing shareholders, and we may be required to issue additional shares to access the full commitment.

On December 8, 2025, we entered into the Equity Purchase Agreement (the “EPA”) with Amiens Technology Investments LLC, (“Amiens” or the “Selling Shareholder”), pursuant to which the Selling Shareholder committed to purchase up to $50 million of shares of our Class A common stock, subject to certain limitations and conditions. As consideration for this commitment, we agreed to pay a commitment fee in an amount equal to $750,000, by the issuance to the Selling Shareholder of a number of shares of Class A common stock (the “ELOC Commitment Shares”), which will result in dilution to existing shareholders.

The number of shares we may issue under the EPA will depend on, among other factors, our financing needs and the market price of our Class A common stock at the time of each sale. If the market price of our Class A common stock declines, we may be required to register and issue additional shares in order to access the full $50 million commitment under the EPA, which could result in further dilution to our existing shareholders.

Any sales of our Class A common stock to the Selling Shareholder, and the issuance of the ELOC Commitment Shares, will dilute the ownership interests of existing shareholders, which dilution may be substantial. In addition, the sale of a substantial number of shares to the Selling Shareholder, or the perception that such sales may occur, could cause the market price of our Class A common stock to decline and could make it more difficult for us to raise capital through future equity or equity-related offerings.

The purchase price of shares sold under the EPA will fluctuate based on market conditions, and we cannot predict the amount of proceeds we will receive.

We cannot predict the actual number of shares of our Class A common stock that we will sell under the EPA or the aggregate gross proceeds resulting from those sales. The purchase price per share will be determined based on a formula tied to the market price of our Class A common stock during the applicable pricing period, and will fluctuate based on market conditions.

Because the purchase price is determined during the pricing period following delivery of an advance notice, we do not know the exact price at which shares will be sold at the time we elect to sell shares. As a result, the proceeds we receive from each sale under the EPA will vary and may be lower than expected. In addition, depending on market liquidity at the time, resales of shares by the Selling Shareholder may cause the market price of our Class A common stock to decline, and any such decrease may be substantial.

Amiens will purchase shares at a discount to the market price, which could cause the price of our Class A common stock to decline.

The purchase price for shares sold to Amiens under the EPA equals 95% of the “Market Price,” which is defined as the lowest daily volume weighted average price of our Class A common stock on the Nasdaq Global Market during the applicable pricing period. The pricing period consists of the ten trading days immediately following delivery of an advance notice. Because the purchase price is determined during this pricing period, we do not know the exact price at which shares will be sold at the time we elect to sell shares.

As a result, the proceeds we receive from each sale of shares under the EPA will vary based on the market price of our Class A common stock during the applicable pricing period. In addition, Amiens may sell the shares after receiving them, including during the pricing period, which could cause the market price of our Class A common stock to decline.

Our management will have broad discretion over the use of the net proceeds from our sale of shares of Class A common stock under the EPA, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion in the application of the proceeds we receive from the sale of our Class A common stock to the Selling Shareholder under the EPA, and you will not have the opportunity as part of your investment decision to assess whether our management is using the proceeds appropriately. Because of the number and variability of factors that will determine our use of the proceeds we receive from the Selling Shareholder under the EPA, the ultimate use of the proceeds may vary substantially from the currently intended use. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our Class A common stock to decline.

The structure of the EPA may encourage short selling or hedging activity, which could adversely affect the market price of our Class A common stock.

The structure of the EPA may encourage the Selling Shareholder or other market participants to engage in short selling or hedging activity with respect to our Class A common stock. In particular, because the purchase price for shares sold under the EPA is based on a formula tied to the market price of our Class A common stock during a specified pricing period, the Selling Shareholder or other market participants may seek to hedge their exposure or establish short positions before or during that pricing period.

Such activity could place downward pressure on the market price of our Class A common stock, increase volatility, or otherwise adversely affect the trading price of our Class A common stock. Any such decline in the market price could be significant.

For as long as we are an “emerging growth company,” we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, which apply to other public companies.

We are an “emerging growth company,” as defined in the Securities Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy and information statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved. Because we intend to take advantage of these exemptions, some investors may find our Class A common stock less attractive, which may result in a less active trading market for our Class A common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period for complying with new or revised accounting standards.

We could remain an “emerging growth company” until June 30, 2031 or, if earlier: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion; (ii) if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year, the last day of such fiscal year; or (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. If we are still a smaller reporting company (a company with a public float of less than $75 million) after we no longer qualify as an emerging growth company, we may be able to make use of some of the same exemptions (such as the exemption to the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act) as were available to us when we qualified as an emerging growth company.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Class A common stock.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes–Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. However, as an “emerging growth company,” our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

In addition, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Material weaknesses in our internal control over financial reporting.

Although we are not yet required to assess the effectiveness of our internal control over financial reporting, management identified material weaknesses in our internal control over financial reporting during 2018. These material weaknesses related primarily to deficiencies in controls over invoice processing and contract approval, including instances in which documentation was not consistently obtained prior to the payment of certain invoices and the execution of certain contracts.

In addition, as is common for companies of our size and stage of development, we did not have: (i) formally documented internal control policies and procedures; (ii) sufficient segregation of duties within our accounting function; (iii) adequate accounting personnel and supervisory review; or (iv) a sufficiently robust process for periodic financial reporting, including the timely preparation and review of financial statements.

Since that time, management has implemented a comprehensive remediation plan and made substantial improvements to our internal control environment. These actions have included engaging CFO Squad, LLC, since December 2018, to provide technical accounting and financial reporting expertise in accordance with U.S. generally accepted accounting principles (“GAAP”); hiring a qualified and experienced Controller who strengthened and reorganized the accounting function; appointing a Chief Operating Officer with significant financial and accounting experience; hiring a Chief Financial Officer with experience supporting companies of similar size and complexity; engaging an experienced Audit Committee member to provide enhanced oversight and review; implementing expanded segregation of duties across key accounting and operational processes; and establishing formalized procedures for the timely preparation, review, and approval of financial reports and statements.

Based on the implementation and testing of these controls, together with the operation of additional compensating controls, management believes that the previously identified material weaknesses have been remediated and that our internal control over financial reporting is operating effectively as of the date of the registration statement of which this prospectus forms. However, because certain controls were implemented relatively recently, there can be no assurance that these controls will continue to operate effectively in the future.

In addition, we recently hired an Accounting Manager to further enhance segregation of duties across the organization and to support continued scalability of the accounting function. We have also implemented enhanced review procedures for invoices and contracts, including a mandatory review and approval process and Audit Committee approval for all related-party transactions.

Shareholders may be diluted by the future issuance of additional Class A common stock in connection with acquisitions or otherwise.

We are authorized to issue 320,000,000 shares of Class A common stock. Prior to this offering, we have 286,121,200 shares of Class A common stock authorized but unissued (assuming all of the 6,946,980 shares of Class B common stock that were converted into shares of Class A common stock and registered for sale by William A. Mobley, Jr. in connection with a direct listing of our Class A common stock on Nasdaq are sold and not converted back into shares of Class B common stock). Our amended and restated articles of incorporation authorize us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions, in future Class A common stock offerings or otherwise. Any Class A common stock that we issue after the Nasdaq Listing will dilute the percentage ownership held by the investors who purchase shares of our Class A common stock from the Selling Shareholder.

Substantial future sales or perceived potential sales of our Class A common stock in the public market could cause the price of our Class A common stock to decline significantly.

Sales of our Class A common stock or other equity securities in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline significantly. We currently have 33,878,800 shares of Class A common stock outstanding (assuming all of the 6,946,980 Class B shares that were converted into Class A shares and registered for sale by William A. Mobley, Jr. in connection with a direct listing of our Class A common stock on Nasdaq are sold and not converted back to Class B shares), of which 13,988,455 shares of our Class A common stock, representing approximately 41.3% of our outstanding Class A common stock immediately after our recent listing on Nasdaq, will not be subject to leak-out agreements. All shares of Class A common stock sold by the Selling Shareholder in connection with this offering will be freely transferable by people other than our “affiliates” without restriction or further registration under the Securities Act. The Class A common stock outstanding after the Nasdaq Listing will be available for sale upon the expiration of the leak-out periods described elsewhere in this prospectus. Any or all of these shares may be released prior to the expiration of the applicable leak-out period at our discretion. To the extent shares are released before the expiration of the applicable leak-out period and sold into the market, the market price of our Class A common stock could decline significantly.

Certain holders of our Class A common stock have the right to cause us to register under the Securities Act the sale of their shares, subject to the applicable leak-out periods in connection with the Nasdaq Listing. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration. Sales of these registered shares in the public market could cause the price of our Class A common stock to decline significantly.

Anti-takeover provisions contained in our articles of incorporation and bylaws could impair a takeover attempt.

Our articles of incorporation and bylaws contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

●	authorizing “blank check” preferred stock, which could be issued by our board of directors without shareholder approval and may contain voting, liquidation, dividend, and other rights superior to our Class A common stock;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	limiting the ability of our shareholders to call and bring business before special meetings;

●	requiring advance notice of shareholder proposals for business to be conducted at meetings of our shareholders and for nominations of candidates for election to our board of directors; and

●	controlling the procedures for the conduct and scheduling of board of directors and shareholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

Any provision of our articles of incorporation or bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

We will incur significantly increased costs as a result of and devote substantial management time to operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We will also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to establish an internal audit function. We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. In addition, after we no longer qualify as an “emerging growth company,” as defined under the JOBS ACT we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are just beginning the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and we will need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended December 31, 2025, FreeCast, Inc. issued the following unregistered securities:

On December 8, 2025, FreeCast, Inc. entered into an Equity Purchase Agreement (the “EPA”) with Amiens Technology Investments, LLC (the “Selling Shareholder”), pursuant to which the Selling Shareholder has committed to purchase up to $50 million of FreeCast Class A common stock. Upon the terms and subject to the satisfaction of the conditions set forth in the EPA, FreeCast has the right, but not the obligation, to sell to the Selling Shareholder, and the Selling Shareholder is obligated to purchase, up to $50 million in shares of FreeCast Class A common stock. Such sales of FreeCast Class A common stock, if any, are subject to certain limitations set forth in the EPA, and may occur from time to time, at FreeCast’s sole discretion, over a period of up to 36 months, commencing on the trading day immediately following the date of FreeCast’s recent listing on Nasdaq. The Selling Shareholder represented to FreeCast that it is an “accredited investor”, as defined in Rule 501 promulgated under the Securities Act, and FreeCast’s offer and sale of its Class A common stock under the EPA and the Commitment Shares were made in reliance upon the exemptions from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 promulgated thereunder.

On November 21, 2025, FreeCast entered into a revolving convertible promissory note with Nextelligence for up to $5 million that matures on June 30, 2026, with an interest rate of 12% per annum, and a default interest rate of 18% per annum. The initial principal amount of the note on November 21, 2025 was $1,315,552. As of December 31, 2025, the total outstanding principal was $2,425,552 and the accrued interest balance was $21,144 for a total outstanding balance of $2,446,696. In lieu of repayment, at Nextelligence’s option, all or part of the outstanding principal and accrued interest is convertible into shares of our Class A common stock at a conversion price of $8.00 per share. The offer, sale and issuance of the revolving convertible promissory note was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. Nextelligence took the convertible note for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this Report.

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form S-1 filed by the Registrant on July 24, 2024)	S-1	3.1	07/24/2024
3.1(b)	Amendment to Second Amended and Restated Articles of Incorporation of the Registrant, effective September 26, 2024 (incorporated by reference to Exhibit 3.1(b) filed with the Registration Statement on Form S-1 filed by the Registrant on November 1, 2024)	S-1	3.1(b)	11/01/2024
3.1(c)	Amendment to Second Amended and Restated Articles of Incorporation of the Registrant, effective December 26, 2024 (incorporated by reference to Exhibit 3.1(c) filed with the Registration Statement on Form S-1 filed by the Registrant on January 14, 2025)	S-1	3.1(c)	01/14/2025
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 filed with the Registration Statement on Form S-1 filed by the Registrant on November 1, 2024)	S-1	3.2	11/01/2024
4.1	Revolving Convertible Promissory Note made by FreeCast, Inc. in favor of Nextelligence, Inc., dated November 21, 2025 (incorporated by reference to Exhibit 4.15 filed with the Registration Statement on Form S-1 filed by the Registrant on December 9, 2025)	S-1	4.15	12/09/2025
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Temporary Hardship Exemption
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	To be furnished by amendment per-Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREECAST, INC.
(Registrant)

Date: March 30, 2026

	By:	/s/ William A. Mobley, Jr.
William A. Mobley, Jr.
Chief Executive Officer
(Principal Executive Officer)