Form 10-Q/A
period 2025-12-31
FreeCast, Inc.
filed 2026-04-02
CIK 1633369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment”) of FreeCast, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025 (the “Original Filing”) which was filed with the Securities and Exchange Commission on March 30, 2026. The Company is filing this Amendment to file Exhibits 101 and 104 relating to inline XBRL requirements in accordance with Rule 405 of Regulation S-T, which had been omitted from the Original Filing on the basis of the temporary hardship exemption set forth in Rule 201 of Regulation S-T.

Additionally, in connection with the filing of this Amendment, the Company is including updated certifications from its chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not reflect events occurring after the Original Filing. Except for the items described above, this Amendment continues to speak as of the date of the Original Filing, and does not modify, amend or update any other item or disclosures in the Original Filing.

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

The accompanying notes are an integral part of these condensed financial statements

FREECAST, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,646,331)	$(7,489,323)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization expense	9,340	12,720
Operating lease expense	45,445	40,719
Stock-based compensation	175,926	737,798
Gain on settlement of accounts payable	-	-
Bad debt expense	453	17,754
Changes in operating assets and liabilities:		-
Accounts receivable	(6,652)	(277,988)
Accounts receivable - related party	131,968	136,052
Prepaid assets	(100,000)	-
Other current assets	(33,826)	19,133
Operating lease liability	(43,180)	(35,392)
Accounts payable and accrued expenses	239,489	237,227
Accounts payable and accrued expenses - related party	126,071	(15,757)
Deferred revenue	(131,585)	(46,606)
Net cash used in operating activities	(5,232,882)	(6,663,663)

Cash flows from investing activities:
Purchase of property and equipment	(8,556)	(21,623)
Net cash used in investing activities	(8,556)	(21,623)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock	-	2,850,000
Proceeds from issuance of Class A common stock - related party	2,700,000	-
Proceeds from Class A common stock subscriptions		500,000
Payments on finance lease	-	(546)
Proceeds from convertible note payable - related party	2,425,552	1,395,000
Repayments on revolving convertible note payable - related party	-	(1,075,000)
Net cash provided by financing activities	5,125,552	3,669,454

Net change in cash	(115,886)	(3,015,832)
Cash, beginning of period	549,249	5,218,413
Cash, end of period	$433,363	$2,202,581

Non-cash investing and financing activities:
Shares issued to settle common stock subscriptions	$4,076,051	$-

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this Report.

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form S-1 filed by the Registrant on July 24, 2024)	S-1	3.1	07/24/2024
3.1(b)	Amendment to Second Amended and Restated Articles of Incorporation of the Registrant, effective September 26, 2024 (incorporated by reference to Exhibit 3.1(b) filed with the Registration Statement on Form S-1 filed by the Registrant on November 1, 2024)	S-1	3.1(b)	11/01/2024
3.1(c)	Amendment to Second Amended and Restated Articles of Incorporation of the Registrant, effective December 26, 2024 (incorporated by reference to Exhibit 3.1(c) filed with the Registration Statement on Form S-1 filed by the Registrant on January 14, 2025)	S-1	3.1(c)	01/14/2025
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 filed with the Registration Statement on Form S-1 filed by the Registrant on November 1, 2024)	S-1	3.2	11/01/2024
4.1	Revolving Convertible Promissory Note made by FreeCast, Inc. in favor of Nextelligence, Inc., dated November 21, 2025 (incorporated by reference to Exhibit 4.15 filed with the Registration Statement on Form S-1 filed by the Registrant on December 9, 2025)	S-1	4.15	12/09/2025
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREECAST, INC.
(Registrant)

Date: April 2, 2026

	By:	/s/ William A. Mobley, Jr.
William A. Mobley, Jr.
Chief Executive Officer
(Principal Executive Officer)