Form 10-Q
period 2026-03-31
FreeCast, Inc.
filed 2026-05-15
CIK 1633369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 27,416,174 shares of Class A common stock outstanding as of May 11, 2026.

There were 13,925,640 shares of Class B common stock outstanding as of May 11, 2026.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FREECAST, INC.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2026	2025
	(Unaudited)
Current Assets:
Cash	$119,302	$549,249
Accounts receivable, net	137,647	131,432
Accounts receivable - related party	52,362	146,303
Prepaid assets – related party	40,000	-
Prepaid assets	213,028	-
Other current assets	60,508	46,314
Total current assets	622,847	873,298
Non-current assets:
Property and equipment, net	28,804	26,105
Prepaid assets, net of current portion – related party	50,000	-
Security deposits	126,145	126,145
Operating lease, right-of-use asset	293,783	362,968
Total non-current assets	498,732	515,218
Total assets	$1,121,579	$1,388,516

Current liabilities:
Accounts payable and accrued expenses	$2,270,021	$1,528,327
Accounts payable and accrued expenses - related party	381,316	330,108
Current portion of operating lease liabilities	104,886	91,220
Current portion of deferred revenue	38,569	135,273
Note payable - current	143,949	-
Notes payable - related party	80,991	-
Convertible Note Payable - Related Party	4,889,052	3,865,555
Total current liabilities	7,908,784	5,950,483
Long term liabilities:
Deferred revenue, net of current portion	701	2,705
Operating lease liabilities, net of current portion	208,328	288,836
Total long-term liabilities	209,029	291,541
Total liabilities	8,117,813	6,242,024

Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A Preferred Stock, par value $0.0001, 4,000,000 and 4,000,000 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	400	400
Class A common stock, $0.0001 par value, 320,000,000 authorized; 26,931,820 and 25,947,813 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	2,695	2,596
Class B common stock, $0.0001 par value, 30,000,000 shares authorized; 13,925,640 and 13,937,640 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	1,393	1,394
Additional paid-in capital	198,414,784	190,377,303
Accumulated deficit	(205,415,506)	(195,235,201)
Total stockholders’ deficit	(6,996,234)	(4,853,508)
Total liabilities and stockholders’ deficit	$1,121,579	$1,388,516

The accompanying notes are an integral part of these condensed financial statements

FREECAST, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Net sales
Sales	$24,846	$104,964	$181,749	$233,432
Sales - related parties	68,063	38,921	169,110	180,405
Total revenue	92,909	143,885	350,859	413,837

Cost of revenue:
Cost of revenue	34,416	93,714	126,157	269,900
Total cost of revenue	34,416	93,714	126,157	269,900

Gross profit	58,493	50,171	224,702	143,937

Operating costs and expenses:
Compensation and benefits	2,278,462	1,315,681	4,776,221	4,343,723
Sales and marketing expense	99,726	161,969	274,828	378,336
General and administrative	2,102,171	1,879,808	5,152,954	6,127,400
Total operating expenses	4,480,359	3,357,458	10,204,003	10,849,459

Loss from operations	(4,421,866)	(3,307,287)	(9,979,301)	(10,705,522)

Other income (expense):
Interest income (expense), net	(110,192)	(71,408)	(194,969)	(157,550)
Other (expense) income, net	(1,916)	(1,832)	(6,035)	(6,778)
Total other (expense) income	(112,108)	(73,240)	(201,004)	(164,328)

Net loss before income tax	$(4,533,974)	$(3,380,527)	$(10,180,305)	$(10,869,850)

Income tax expense (benefit)	-	-	-	-

Net loss	(4,533,974)	(3,380,527)	(10,180,305)	(10,869,850)

Net loss per common share - basic and diluted	$(0.11)	$(0.09)	$(0.25)	$(0.28)
Weighted average common shares outstanding - basic and diluted	40,857,460	39,552,120	40,857,460	39,287,209

The accompanying notes are an integral part of these condensed financial statements

FREECAST, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE AND NINE MONTHS ENDED March 31, 2026, AND 2025

	Redeemable Series A Preferred Stock		Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Deficit
Balance as of June 30, 2025	-	$-	4,000,000	400	25,947,813	2,596	13,937,640	1,394	-	190,377,303	(195,235,201)	(4,853,508)
Stock based compensation	-	-	-	-	-	-	-	-	-	88,422	-	88,422
Common stock issued to settle related party notes payable	-	-	-	-	509,507	51	-	-	-	4,076,000	-	4,076,051
Common stock issued for cash	-	-	-	-	337,500	34	-	-	-	2,699,966	-	2,700,000
Common stock issued for services	-	-	-	-	125,000	13	-	-	-	(13)	-	-
Shares converted	-	-	-	-	12,000	1	(12,000)	(1)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,862,349)	(2,862,349)
Balance as of September 30, 2025			4,000,000	400	26,931,820	2,695	13,925,640	1,393	-	197,241,678	(198,097,550	(851,384)
Stock based compensation										87,504		87,504
Net loss											(2,783,982)	(2,783,982)
Balance as of December 31, 2025			4,000,000	400	26,931,820	2,695	13,925,640	1,393	-	197,329,182	(200,881,532)	(3,547,862)
Stock based compensation										85,602		85,602
Stock-based compensation recognized for prior Common stock issuance										1,000,000		1,000,000
Net loss											(4,533,974)	(4,533,974)
Balance as of March 31, 2026			4,000,000	400	26,931,820	2,695	13,925,640	1,393		198,414,784	(205,415,506	(6,996,234)
Balance as of June 30, 2024	4,000,000	120,000,000	-	-	32,993,283	3,299	6,154,670	616	-	63,495,755	(181,169,253)	(117,669,583)
Stock based compensation	-	-	-	-	-	-	-	-	-	105,172	-	105,172
Reclass from Class A common stock to Class B common stock	-	-	-	-	(7,782,970)	(778)	7,782,970	778	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-	-	144,262	-	144,262
Net loss	-	-	-	-	-	-	-	-	-	-	(3,559,805)	(3,559,805)
Balance as of September 30, 2024	4,000,000	120,000,000	-	-	25,210,313	2,521	13,937,640	1,394	-	63,745,189	(184,729,058)	(120,979,954)
Class A common stock issued for cash					356,250	36				2,849,964		2,850,000
Stock based compensation										135,550		135,550
Warrants issued for services										352,814		352,814
Reclass of Series A preferred stock from mezzanine to permanent equity	(4,000,000)	(120,000,000)	4,000,000	400						119,999,600		120,000,000
Class A common stock subscription									500,000			500,000
Net loss											(3,929,518)	(3,929,518)
Balance as of December 31, 2024	-	-	4,000,000	400	25,566,563	2,557	13,937,640	1,394	500,000	187,083,117	(188,658,576)	(1,071,108)
Class A common stock issued for cash					6,250	1				49,999		50,000
Shares issued to settle common stock subscriptions					62,500	6			(500,000)	499,994		-
Class A common stock subscription									1,000,000			1,000,000
Stock based compensation										148,097		148,097
Net loss											(3,380,527)	(3,380,527)
Balance as of March 31, 2025			4,000,000	400	25,635,313	2,564	13,937,640	1,394	1,000,000	187,781,207	(192,039,103)	(3,253,538)

The accompanying notes are an integral part of these condensed financial statements

FREECAST, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,180,305)	$(10,869,850)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization expense	13,365	18,839
Operating lease expense	69,185	61,917
Stock-based compensation	1,261,528	885,895
Gain on settlement of accounts payable	-	-
Bad debt expense	453	23,109
Changes in operating assets and liabilities:		-
Accounts receivable	(6,668)	(279,443)
Accounts receivable - related party	93,941	94,687
Prepaid assets	(159,079)	-
Other current assets	(14,194)	6,972
Operating lease liability	(66,842)	(54,930)
Accounts payable and accrued expenses	741,694	320,315
Accounts payable and accrued expenses - related party	261,704	(102,887)
Deferred revenue	(98,708)	(62,788)
Net cash used in operating activities	(8,083,926)	(9,958,164)

Cash flows from investing activities:
Purchase of property and equipment	(16,064)	(21,622)
Net cash used in investing activities	(16,064)	(21,622)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock	2,700,000	3,400,000
Proceeds from Class A common stock subscriptions		1,000,000
Payments on finance lease	-	(546)
Proceeds from notes payable - related party	80,991
Proceeds from convertible note payable - related party	4,889,052	1,625,000
Repayments on revolving convertible note payable - related party	-	(1,161,445)
Net cash provided by financing activities	7,670,043	4,863,009

Net change in cash	(429,947)	(5,116,777)
Cash, beginning of period	549,249	5,218,413
Cash, end of period	$119,302	$101,636

Non-cash investing and financing activities:
D&O insurance policy financing	$143,949	$-
Shares issued for conversion of debt	$4,076,051	$-

The accompanying notes are an integral part of these condensed financial statements

FREECAST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2026, and 2025

(Unaudited)

Note 1 – Organization and Description of Business

FreeCast, Inc. (the “Company”) developed and markets an interactive digital media guide that facilitates access to a virtual library of entertainment media. The Company is based in Orlando, Florida and was founded in 2011 as a Florida Corporation. The Company’s primary product is SmartGuide. SmartGuide utilizes the Company-designed proprietary technology that searches, and aggregates internet distributed streaming media into an electronic media guide. SmartGuide is licensable to brands/manufacturers of devices with large online user bases.

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

Going Concern

The Company has incurred recurring losses from operations since inception, accumulating a deficit of approximately $205.4 million as of March 31, 2026. For the nine months ended March 31, 2026, and 2025, the Company incurred a net loss of approximately $10.2 million and $10.9 million, respectively. The Company may incur additional losses and negative operating cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve its intended business objectives. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

The accompanying financial statements for the nine months ended March 31, 2026, and 2025 have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the 2026 calendar year, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. Management’s plans to alleviate substantial doubt include pursuing equity and debt financing, expanding strategic partnerships, and enhancing monetization of its ad platform and FAST channel network. However, these plans are not yet finalized, and there is no assurance that such financing will be consummated or obtained in sufficient amounts. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the current quarter ended March 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026.

The Condensed Balance Sheet at March 31, 2026, has been derived from the unaudited Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the annual audited Financial Statements and Notes thereto.

Accounts receivable

Accounts receivables are unsecured and are derived from revenue earned from customers. For accounts receivable, the Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. Accounts receivables are reported net of an allowance for doubtful accounts when applicable. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance at each reporting date. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Company recognized bad debt expense for the nine months ended March 31, 2026, and 2025 of $453 and $23,109, respectively. The balance of allowance for doubtful accounts as of March 31, 2026, and June 30, 2025 was $31,785 and $31,332, respectively.

Property and Equipment

Maintenance and repairs are charged against expenses as incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents of the Company are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding their cash and cash equivalents to the extent of amounts recorded on the balance sheet. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2026, the Company’s cash balance did not exceed the FDIC insured limit.

As of March 31, 2026, the Company had two customers, SportX LLC and related party Celebrity Cigars representing 76.9% and 23.3% of the Company’s receivables, respectively. As of March 31, 2025, the Company had two related party customers, Test Drive Live Inc. and Celebrity Cigars, Inc., representing 16.2% and 21.5%, respectively, and one non related party representing 56.4% of our receivables (See Note 9).

As of March 31, 2026, the Company had three customers, Launch That., related party customer Celebrity Cigars, Inc., and Ignite, representing 33.9%, 37.8%, and 12.3%, respectively, of the Company’s revenues. As of March 31, 2025, the Company had two related party customers, Test Drive Live Inc. and Celebrity Cigars, Inc., representing 18.1% and 24.0%, respectively, of our revenues.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Both Class A and Class B common stock are combined for the purposes of calculating EPS, due to the equal earnings participation rights between the two classes. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive.

The following table provides the number of Class A common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, for the nine months ended March 31, 2026, and 2025, respectively.

	For the Nine Months Ended March 31,
	2026	2025
Convertible debt and liabilities	626,979	320,013
Options	926,373	993,270
Warrants	687,500	8,056,087
Total	2,240,852	9,369,370

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the reconciliation rate and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company has adopted the improvements to income tax disclosure requirements with no significant impact on its disclosures.

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

Note 3 – Segment Reporting

The Company operates as a single operating and reportable segment. Accordingly, separate segment information is not presented.

Note 4 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	June 30,
	2026	2025

Property and equipment	$191,329	$175,265
Less: accumulated depreciation	(162,524)	(149,160)
Property and equipment, net	$28,805	$26,105

Depreciation expense was $13,365 and $18,293 for the nine months ended March 31, 2026, and 2025, respectively, and is classified in general and administrative expenses in the Statements of Operations. Depreciation expense was $4,025 and $6,119 for the three months ended March 31, 2026, and 2025, respectively, and is classified in general and administrative expenses in the Statements of Operations.

Note 5 – Debt

Convertible Notes Payable – Related Party

In June 2016, the Chief Executive Officer of the Company (“CEO”), loaned the Company $111,000, at an interest rate of 12% per annum. The loan matured on December 31, 2017, and the note was convertible into shares of Class B common stock at a conversion price of $0.50 per share.

The note was converted on March 29, 2024. The outstanding principal and accrued interest balance on March 29, 2024, of $92,068 was converted into 184,136 shares of Class B common stock. As of June 30, 2025, the outstanding principal and interest due to William Mobley was $0.

On May 3, 2024, the Company signed a convertible promissory note with Nextelligence, a related party that is majority owned and controlled by William Mobley, the Company’s CEO, in the principal amount of $1,000,000. The note accrues interest at 12% per annum and is due and payable no later than May 3, 2025. At Nextelligence’s option, all or part of the outstanding principal and accrued interest may be converted into shares of our Class A common stock at a conversion price of $8.00 per share. On July 1, 2024, the Company repaid $1,075,000 on the convertible promissory note with related party Nextelligence. On December 13, 2024, the Company renewed and modified the original May 3, 2024, note to incorporate additional borrowings. On July 26, 2025, the Company approved the conversion of all outstanding principal and interest into common shares at a conversion price of $8 per share. The conversion was accounted for as settlement of a stock subscription with no gain or loss recognized. The principal of $3,865,555 and accrued interest of $210,496, total of $4,076,051 was converted into 509,507 shares of Class A common stock.

Between October 9, 2025, and November 21, 2025, Nextelligence, a related party, majority owned by the Company’s CEO, provided aggregate funding to the Company totaling $1,500,000. Of this amount, $191,023 was remitted by Nextelligence on behalf of Celebrity Cigars, Inc. and Test Drive Live Inc. to fully satisfy their outstanding accounts receivable balances with the Company. As these entities are under common control, Nextelligence agreed to assume the obligations of both Celebrity Cigars, Inc. and Test Drive Live Inc. The remaining $1,308,977 was recorded as a revolving convertible note payable to Nextelligence, for a total of $1,308,977. The Company and Nextelligence entered into an agreement on November 21, 2025, to place terms on this revolving convertible note payable. The new outstanding revolving convertible note payable has an interest rate of 12%, a maturity date of June 30, 2026, and is convertible at Nextelligence’s discretion for $8 per share of Class A common stock. The terms specify a maximum advance amount of $5,000,000. Additionally, the agreement capitalized all unpaid accrued interest as of November 21, 2025, for $6,575, which resulted in an “original principal balance” of $1,315,552. Between the date of the executed agreement and March 31, 2026, the Company has received an additional $3,573,500. As of March 31, 2026, the total outstanding principal is $4,889,052 and the accrued interest balance is $126,778 for a total outstanding balance of $5,015,830.

Notes Payable – Related Party

On March 12, 2026, the Company entered into a premium finance agreement for a Director’s and Officer’s Insurance policy, which required a downpayment of $80,991. The Company received a loan from the Company’s CEO for the full $80,991 in order to pay this down payment. There were no official terms to this loan. The full principal balance was recorded as Notes payable – related party on the condensed balance sheet.

Notes Payable – D&O Insurance Financing

On March 12, 2026, the Company entered into an agreement with Capital Premium Financing to provide financing in an aggregate amount of $143,949 for the insurance premium associated with a D&O policy. The policy commenced March 12, 2026, and provided coverage for the next 12 months, expiring March 12, 2027. The loan bears interest at a 13.5% rate per annum. We are required to pay monthly principal and interest of approximately $24,977 paid over 6 months, with the final payment on September 12, 2026.

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

As of March 31, 2026, and June 30, 2025, there were 4,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

Common Stock

As of March 31, 2026, and June 30, 2025, the Company is authorized to issue 320,000,000 shares of Class A common stock and 30,000,000 shares of Class B common stock at a par value of $0.0001 per share.

As of March 31, 2026, and June 30, 2025, the Company had shares of Class A common stock outstanding of 26,931,820 and 25,947,813, respectively. As of March 31, 2026, and June 30, 2025, the Company had shares of Class B common stock outstanding of 13,925,640 and 13,937,640, respectively.

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

Shares of Class B common stock may only be issued to and held by William A. Mobley, Jr., personally or jointly with his spouse, and certain permitted entities owned or controlled by Mr. Mobley, or for which he has sole disposition and voting power over shares held by such entities, other than Nextelligence (each, a “Class B Holder”). Any issuance by us of Class B shares to anyone other than a Class B Holder is immediately null and void, and of no legal validity, force, or effect. Unless a Class B Holder requests to receive Class A shares, any issuance of common stock by us to a Class B Holder will be shares of Class B common stock. If a Class B Holder purchases or otherwise acquires or receives any shares of Class A common stock from a person or entity other than us, upon receipt thereof such shares of Class A common stock shall automatically be reclassified as and become an equal number of shares of Class B common stock. As of March 31, 2026, and June 30, 2025, William A Mobley, Jr. the Company CEO and Majority owner has 13,925,640 and 13,937,640 Class B shares outstanding, respectively, which is 100% of the Class B shares outstanding as of both reporting periods.

In August 2025, the Company CEO and majority owner converted 12,000 shares of Class B common stock to 12,000 shares of Class A common stock and subsequently transferred the 12,000 shares of Class A common stock to third parties.

On December 8, 2025, the Company entered into an Equity Purchase Agreement (EPA) with Amiens Technology Investments, LLC (the “Investor”), pursuant to which the Company may, from time to time after the direct listing, at its sole discretion, issue and sell up to $50,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share. Advances under the agreement are conditioned on the Company’s compliance with certain customary conditions, such as timely filing of required reports and maintaining its listing on a national securities exchange. Shares issued pursuant to an advance under the agreement are priced at 95% of the VWAP (volume-weighted average price) for the five-trading day period immediately following the advance request. The shares will be issued in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (which provides an exemption from registration for private offerings), or other applicable exemptions from registration. The Company is required to maintain a registration statement pursuant to which the Investor may resell the shares purchased. The Agreement limits the Investor’s ownership to 4.99% of the then outstanding voting power or issued Class A common stock. The Investor may, upon written notice to the Company, increase or decrease the ownership percentage up to 9.99%. As consideration for the Investor’s commitment to purchase shares of the Company’s Class A common stock in accordance with the EPA, the Company agreed to pay a commitment fee in shares of the Company’s Class A common stock in an amount equal to $750,000 divided by the lower of (i) $10.00; and (ii) the lowest daily VWAP (as defined in the EPA) of the Company’s Class A common stock during the five trading days immediately following to the date the Company gives the Investor notice of the Company’s intent to sell them Class A common stock under the EPA. As of March 31, 2026, no issuances have taken place under this Equity Purchase Agreement.

Class A common stock Issuance

During the nine months ended March 31, 2026, the Company received deposits from three third party investors in the amount of $2,700,000 for 337,500 Class A common shares to be issued pursuant to the securities purchase agreement. These common shares were issued in July 2025.

On July 26, 2025, the Company approved the conversion of all outstanding principal and interest on a related party convertible note payable into common shares at a conversion price of $8 per share. The principal of $3,865,555 and accrued interest of $210,496, total of $4,076,051 was converted into 509,507 shares of Class A common stock (See Note 5).

On September 25, 2025, the Company issued 125,000 shares of its Class A common stock at $8 per share for a total value of $1,000,000 to Maxim Partners LLC (“Maxim”) in connection with its affiliate’s engagement as a financial advisor to assist with certain aspects of the Company’s direct listing process. The $1,000,000 issuance for services performed was deferred and resulted in a net effect of $0 on the Stockholder’s deficit as of December 31, 2025. Initially, the Company recorded an increase in common stock for the par value of the shares of $13 and reduced Additional Paid in Capital for the same amount. The advisory services contracted to be provided by Maxim’s affiliate include strategic guidance on listing objectives, structural planning, and investor communication strategy, with the penultimate service being the official direct listing. During the three months ended March 31, 2026, the direct listing happened, which completed Maxim’s duties to perform contracted services. As a result, the Company recorded the $1,000,000 as stock-based compensation expense and an increase to Additional Paid in Capital for the same amount.

Warrants

The Company from time-to-time issues warrants in conjunction with equity financing and to employees and non-employees for services.

During the year ended June 30, 2024, the Company issued warrants to purchase an aggregate of 100,000 shares of Class A common stock of the Company to the Company’s Chief Operating Officer for services in conjunction with his employment agreement. The warrants vest over a twelve-month term and have an exercise price of $2.00 per share. As a result, the Company recognized stock-based compensation of $144,262 for the years ended June 30, 2025. Under the Black-Scholes-Merton option pricing model the fair value of the warrants at time of issuance was approximately $572,343, the Company will amortize the fair value over 12 months as compensation and benefits expense in the accompanying statement of operations. The significant inputs were as follows: Class A common stock fair value of $7.32, volatility of 61.67%, term of 3 years and risk-free rate of 4.66%.

During the year ended June 30, 2025, the Company amended the Chief Operating Officer’s employment agreement on November 15, 2024, to terminate the warrants in consideration for a cash bonus that is contingent upon a Liquidity Event as defined in Note 7. Per ASC 718-20-35-7, the termination of the warrants was treated as a cancellation and all previously unrecognized compensation cost of $352,814 was recognized on November 15, 2024, the date of cancellation.

On May 1, 2023, the Company issued warrants to the Company’s Chief Marketing Officer, to purchase 12,500 shares of our Class A common stock, exercisable at $6.00 per share, issued in connection with entering into an employment agreement, effective May 1, 2023. The warrant vests ratably over 12 months and may be exercised in whole or in part at any time or from time to time from the vesting date up to and including May 1, 2026. Under the Black-Scholes-Merton option pricing model the fair value of the warrants at time of issuance was approximately $7,666. The Company will amortize the fair value over 12 months as compensation and benefits expense in the accompanying statement of operations. The significant inputs were as follows: Class A common stock fair value of $1.80, volatility of 92.1%, term of 3 years and risk-free rate of 3.85%.

The following is a summary of outstanding stock warrants as of the nine months ended March 31, 2026, and June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Warrants outstanding as of June 30, 2024	$8,156,087	$4.72	1.7	$26,716,879
Warrants exercisable as of June 30, 2024	8,069,238	$4.75	1.7	$26,195,785
Issued	-	-	-	-
Expired and forfeited	(100,000)	-	-	-
Exercised	-	-	-	-
Warrants outstanding as of June 30, 2025	$8,056,087	$4.76	0.7	$26,116,879
Warrants exercisable as of June 30, 2025	$8,056,087	$4.76	0.7	$26,116,879
Issued	-	-	-
Expired and forfeited	(7,368,587)	-	-
Exercised	-	-	-
Warrants outstanding as of March 31, 2026	$687,500	$1.29	1.6	$4,615,000
Warrants exercisable as of March 31, 2026	$687,500	$1.29	1.6	$4,615,000

Exercise Price ($)	Warrants outstanding as of March 31, 2026	Warrants outstanding as of June 30, 2025

$0.25	-	137,017
$0.60	675,000	675,000
$1.75	-	2,458,446
$3.00	12,500	4,718,125
$4.00	-	67,500
	687,500	8,056,087

Stock Based Compensation - Stock Options

Effective June 25, 2021, the Board of Directors of FreeCast Inc. adopted the 2021 Equity Incentive Plan, (the “Incentive Plan”). The plan provides for both incentive stock options and non-qualified stock options to officers, directors, employees, and consultants of the Company. The plan authorized 3,000,000 awards to be granted under the Incentive Plan of which 2,073,627 remain available to be granted as of March 31, 2026. The Incentive Plan expires on June 25, 2031.

The Company recognizes stock-based compensation expense from stock-based payments using the grant date fair-value, including for stock options. The fair value of options awarded to employees is measured on the grant date using the Black-Scholes Merton option-pricing model and is recognized as an expense over the requisite service period on a straight-line basis.

All stock options are exercisable into class A common stock except for the 125,004 options granted to the Company CEO, which are exercisable into class B common stock.

The following is a summary of outstanding stock options as of March 31, 2026, and June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Options outstanding as of June 30, 2025	$953,892	$4.48	6.53	$3,353,616
Options exercisable as of June 30, 2025	$860,083	$4.11	6.64	$-
Issued	-	-	-	-
Canceled	(27,519)	-	-	-
Expired	-	-	-	-
Options outstanding as of March 31, 2026	$926,373	$4.41	5.70	$3,328,272
Options exercisable as of March 31, 2026	$898,825	$4.20	5.50	$-

The following are the vesting terms associated with those shares:

Tranche	Shares Granted	Vesting Method	Vesting Terms
Tranche 1	784,236	Graded Vesting	1/6th vested on July 1, 2021, remainder vests over the next 18th months using the graded vesting method, until the option is 100% vested.
Tranche 2	139,377	Straight-line	1/24th will vest on a straight-line monthly basis until the option is 100% vested.
Tranche 3	2,760	Graded Vesting	1/6th vests on grant date, remainder vests over the next 30 months using the graded vesting method, until the option is 100% vested.
Total	926,373

During the nine months ended March 31, 2026, and 2025, the Company recognized stock-based compensation to employees from options of $260,951 and $388,819, respectively. During the three months ended March 31, 2026, and 2025, the Company recognized stock-based compensation to employees from options of $85,602 and $148,097, respectively Additionally, no options were exercised during the three months ended March 31, 2026. Accordingly, there were no cashflow effects related to stock option exercises.

As of March 31, 2026, there was $152,424 in unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

Note 7 – Commitments and Contingencies

In October 2018, the Company entered into a two-year sublease agreement for approximately 3,360 square feet of office space in Orlando, Florida. In August 2020, the Company provided $117,336 in security deposit and entered into a 39-month lease agreement which allowed the Company to expand its office space to 10,080 square feet. On October 31, 2023, the Company entered into a First Amendment that extended our lease until October 31, 2028 (see Note 8).

On November 15, 2024, the Company’s Chief Operating Officer employment agreement was amended whereby Mr. Savine is eligible to receive a performance bonus payable in cash only in an amount equal to the fair market value of: (i) 112,500 shares; and (ii) 100,000 warrants for Class A common stock exercised on a cashless basis with an exercise price of $2.00 per share. To be eligible for the bonus, Mr. Savine must be continuously employed during the term of the agreement, and the Company must have successfully completed a liquidity event, which may occur after the employment term. A Liquidity Event is defined in the Savine Employment Agreement as either: (i) (a) a merger, consolidation, reorganization, or business combination; or (b) a sale or other disposition of all or substantially all of our assets in any single transaction or series of related transactions; or (ii) (a) a primary offering of our Class A common stock by us to the general public through an effective registration statement filed with the SEC; (b) simultaneous listing of our Class A common stock on any established stock exchange if such common stock was not already listed at the time of such offering; and (c) we receive net proceeds from the offering of not less than $20 million. If Mr. Savine becomes eligible for the bonus, it will be paid to him no later than five days after the later of: (a) the end of the initial term and (b) a liquidity event.

As of March 31, 2026, no liability was recorded within the balance sheets for contingent consideration as the contingency is not probable such that an amount has not been estimated.

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

The following table presents lease assets and liabilities and their balance sheet classification:

Classification	March 31, 2026	June 30, 2025
Operating Leases:
Right-of-use Asset	$293,783	$362,968
Current portion of operating lease obligation	$104,886	$91,220
Operating lease obligation, less current portion	$208,328	$288,836

The components of lease expense for the three months ended March 31, 2026, and 2025, are as follows:

	For the Three Months Ended March 31,
Classification	2026	2025
Operating lease cost	$33,280	$33,280
Finance Lease:
Amortization of lease assets	-	-
Interest on lease liabilities	-	-
Total finance lease cost	$-	$-

The components of lease expense for the nine months ended March 31, 2026, and 2025, are as follows:

	For the Nine Months Ended March 31,
Classification	2026	2025
Operating lease cost	$99,839	$99,839
Finance Lease:
Amortization of lease assets	-	546
Interest on lease liabilities	-	(14)
Total finance lease cost	$-	$532

Supplemental disclosures of cash flow information related to leases for the three months ended March 31, 2026, and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Cash paid for operating lease liabilities	$33,201	$31,620

Supplemental disclosures of cash flow information related to leases for the nine months ended March 31, 2026, and 2025 were as follows:

	For the Nine Months Ended March 31,
	2026	2025
Cash paid for operating lease liabilities	$97,495	$92,582

The weighted average lease term and discount rates are as follows:

March 31, 2026
Operating Leases:
Weighted average remaining lease term (years)	2.59
Weighted average discount rate	12%

Future payments due under leases reconciled to lease liabilities as follows:

Operating
Lease
As of March 31, 2026:
2026 (remaining)	100,709
2027	140,602
2028	122,010
Total undiscounted lease payments	363,321
Present value discount, less interest	(50,106)
Lease Liabilities	$313,215

Note 9 – Related Party Transactions

All related party transactions are reviewed and approved by the Company’s Board of Directors or Audit Committee to ensure they are conducted in the best interest of shareholders.

License agreement

On June 30, 2011, we entered into a Technology License and Development Agreement, with Nextelligence, which is majority owned and controlled by the Company’s CEO. Nextelligence is the Company’s largest shareholder with more than 40% of outstanding Class A common stock prior to the listing of our Class A common stock on Nasdaq. In connection with the Technology Agreement, we issued 10,002,000 shares of our Class A common stock to Nextelligence. The Technology Agreement expires on June 30, 2054, unless it’s terminated earlier based on termination events as defined in the Technology Agreement.

Convertible Notes Payable

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

Between October 9, 2025, and November 21, 2025, Nextelligence, a related party, majority owned by the Company’s CEO, provided aggregate funding to the Company totaling $1,500,000. Of this amount, $191,023 was remitted by Nextelligence on behalf of Celebrity Cigars, Inc. and Test Drive Live Inc. to fully satisfy their outstanding accounts receivable balances with the Company. As these entities are under common control, Nextelligence agreed to assume the obligations of both Celebrity Cigars, Inc. and Test Drive Live Inc. The remaining $1,308,977 was recorded as a revolving convertible note payable to Nextelligence, for a total of $1,308,977. The Company and Nextelligence entered into an agreement on November 21, 2025, to place terms on this revolving convertible note payable. The new outstanding revolving convertible note payable has an interest rate of 12%, a maturity date of June 30, 2026, and is convertible at Nextelligence’s discretion for $8 per share of Class A common stock. The terms specify a maximum advance amount of $5,000,000. Additionally, the agreement capitalized all unpaid accrued interest as of November 21, 2025, for $6,575, which resulted in an “original principal balance” of $1,315,552. Between the date of the executed agreement and March 31, 2026, the Company has received an additional $3,573,500. As of March 31, 2026, the total outstanding principal is $4,889,052 and the accrued interest balance is $126,778 for a total outstanding balance of $5,015,830.

Notes Payable

On March 12, 2026, the Company entered into a premium finance agreement for a Director’s and Officer’s Insurance policy, which required a downpayment of $80,991. The Company received a loan from the Company’s CEO for the full $80,991 in order to pay this down payment. There were no official terms to this loan. The full principal balance was recorded as Notes payable – related party on the condensed balance sheet.

Issuance of Class B Common Shares

On May 16, 2024, in conjunction with the Reverse Split and Amendment, where defined in these notes to the financial statements, Nextelligence, Inc. agreed to forfeit and cancel 20,000,000 shares of Class A common stock in exchange for the issuance of 4,000,000 shares of Series A preferred stock (see Note 6).

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

Services Agreement

The Company entered into a Data Services Agreement with Nextelligence, which is effective as of July 1, 2025. Under the agreement, the Company has access to and use of a proprietary marketing database and related analytical services Nextelligence either owns or licenses from Audience Acuity LLC, including customer profiling, audience targeting, and CRM support. The agreement imposes certain restrictions on our use of the data, including prohibitions on resale, reverse engineering and use in certain industries and applications. The Company paid a one-time fee of $120,000 and is required to pay a monthly fee of $10,000 for continued access to the data and services. The fees related to this contract are being recorded as General and administrative expenses. The agreement has an initial three-year term, automatically renewing for successive one-year periods unless terminated in writing by either party not less than 30 days before the end of the initial term or subsequent term extension. On the March 31, 2026, condensed balance sheet, $40,000 of the unamortized license fee is classified as prepaid assets- related party within current assets, while the remaining non-current portion of $50,000 is presented as prepaid assets, net of the current portion – related party.

Related Party Revenue

In June 2023, the Company entered into verbal arrangements with two related party entities, Test Drive Live Inc. and Celebrity Cigars, Inc., which are under common ownership control. William A. Mobley, Jr. serves as the President of both companies and is the sole director for Celebrity Cigars. Mr. Mobley’s son, Sean Mobley, is part of the management team of Celebrity Cigars. The Company provided FAST channel buildout services relating to the development and buildout of their respective channels. The Company also provides the platform on an ongoing basis for each company to stream their content. The Company charges each company a monthly fee based on a 15% or 30% markup of the Company’s cost of production, depending on the level of supervision required to provide the Company’s services, which includes labor, rent, etc. The Company also charges for any out-of-pocket costs, which vary from month to month. The Company is currently negotiating with each company on a potential advertising revenue sharing arrangement. Any revenue recognized under these agreements is presented as Sales – related parties on the statement of operations.

The Company recognized related party revenue of $169,110 ($157,110 for FAST channel buildouts and $12,000 for channel streaming) for the nine months March 31, 2026. The Company has accounts receivable – related party of $50,962 for the FAST revenue services provided and $1,400 from Nextelligence, Inc. for the reimbursement of supplies and rent provided during the nine months ended March 31, 2026.

Note 10 – Disaggregation of Revenues

Net sales disaggregated by significant products and services for the three months ended March 31, 2026, and 2025 were as follows:

	For the three months ended
	March 31,
	2026	2025
Membership (1)	$12,430	$31,817
FAST Revenue – related parties (2)	68,063	38,921
Ad Revenue (3)	11,016	72,565
Other Revenue	1,400	582
Total	$92,909	$143,885

Net sales disaggregated by significant products and services for the nine months ended March 31, 2026, and 2025 were as follows:

	For the nine months ended
	March 31,
	2026	2025
Membership (1)	$50,237	$109,008
FAST Revenue – related parties (2)	169,110	180,405
Ad Revenue (3)	130,052	122,697
Other Revenue	1,460	1,727
Total	$350,859	$413,837

(1)	Membership sales refer to customers purchasing premium content through our SmartGuide for varying fees and recognized on a gross basis over the service period determined.

(2)	We provide end-to-end software solutions for development of FAST (Free Ad-Supported TV) channels to customers such as content creation, production, video studio rental, etc. to aid in the creation of content for their channels and a platform fee for distributing the channel. Revenue is recognized at the point in time the services are performed for the development of FAST channels. We charge a monthly platform fee for distributing the FAST channel on our platform.

(3)	During the period from July 1, 2025, through March 31, 2026, we recognized $130,052 of ad revenue from the buying and selling of advertising space on other content platform providers. Of this amount, $125,000 was recognized as Ad Agency Revenue under the Launch That Experimental Media Plan Agreement, representing revenue from the provision of discovery, development, and test media distribution services for a client campaign. The remaining was related to a new customer from the buying and selling of advertising space via the FreeCast Ad Platform.

Note 11 – Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and determined that except for the following subsequent events, there have been no additional subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements other than the following:

On April 20, 2026, the Company renewed and modified the revolving convertible promissory note with Nextelligence to extend the maturity date to June 30, 2027, and modify the terms of the conversion rights. Prior to the Company’s direct listing, the conversion rights were based on a conversion price of $8 per share, whereas the updated terms base the conversion price on the closing stock price on the most recent trading day prior to the date of conversion.

On April 20, 2026, Nextelligence elected to convert $114,052 of principal over and beyond the $5,000,000 limit stated in the terms of the note using a conversion price of $4.00, which resulted in 28,513 shares being issued. Additionally, on the same date, Nextelligence converted $1,600,000 of principal using a conversion price of $3.51, which resulted in 455,841 shares being issued.

On April 8, 2026, the Company issued a total of 6,493,588 warrants to various holders that can each be exercised for one share of common stock at an exercise price of $4.25.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Report.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

Overview

We currently operate primarily in the U.S., but have recently begun to provide services in certain international markets. We continue to explore opportunities for expansion into other international markets by signing licensing agreements and collaborating with international Consumer Direct Platforms (CDPs). However, we can only take advantage of these opportunities if we have sufficient capital to do so, are able to recruit the necessary staff, and are able to expand our current infrastructure. We may also face additional challenges from new competitors that may be able to launch new businesses at relatively low cost, with consumers easily being able to shift spending from one provider to another. In order to combat this, we must continue to deliver a product that is more advanced than that of competitors.

Primarily as a result of our shift to a free registration subscription service, we have been able to increase the number of subscribers during our most recent 12-month period. Our subscriber numbers have increased from 934,543 on March 31, 2025, to 1,024,592 on March 31, 2026. Our revenue excluding Free Ad-Supported TV (FAST) Revenue (FAST Revenue was $169,110 and $180,405 for the nine months ended March 31, 2026, and 2025, respectively) and Ad Revenue (Ad Revenue was $130,052 and $122,697 for the nine months ended March 31, 2026, and 2025, respectively) per subscriber has decreased from $0.12 for the nine months ending March 31, 2025, compared to $0.05 for the nine months ending March 31, 2026. Our revenue excluding FAST Revenue (FAST Revenue was $68,063 & $38,921 for the three months ended March 31, 2026, and 2025, respectively) and Ad Revenue (Ad Revenue was $11,016 & $72,565 for the three months ended March 31, 2026, and 2025, respectively) per subscriber has decreased from $0.03 for the three months ending March 31, 2025, compared to $0.013 for the three months ending March 31, 2026.

As of March 31, 2026, we had a cash balance of $119,302 and a working capital deficit of $7,285,937. We plan to raise additional equity financing as well, without which we will not be able to meet our obligations as they become due for the next 12 months. However, we cannot provide any assurance that additional equity financing will be available on terms that are acceptable to us, or at all.

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

We do, however, sell monthly subscriptions for premium content purchased through our SmartGuide for varying fees for different content. Revenue from such premium subscription fees is recognized on a gross basis over the service period as we are deemed to be the principal in the relationship with the end user. We control the content before transferring it to the end user and have latitude in establishing pricing. We both retransmit and “ingest” and distribute content.

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

Ad Platform Revenue

We are an agent in transactions on our Ad Exchange platforms. We act as an intermediary between DSPs and non-owned and operated publishers by providing access to a platform that allows both parties to transact in the buying and selling of ad inventory. The transaction price is determined by a real-time auction, and the Company has no pricing discretion or obligation related to the fulfillment of the advertising delivery.

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

Three and Nine Months Ended March 31, 2026, Compared to Three and Nine Months Ended March 31, 2025

Revenue

Our primary sources of revenue are subscription revenue and FAST revenue. Additionally, we have several other revenue streams: product sales revenue, channel streaming, advertising revenue, and other revenue, which encompasses earnings from licensing and referral fees.

Subscription revenue decreased by 61%, or $19,387, to $12,430, in the three months ended March 31, 2026, as compared to $31,817 for the three months ended March 31, 2025. Subscription revenue decreased by 54%, or $58,771, to $50,237, in the nine months ended March 31, 2026, as compared to $109,008 for the nine months ended March 31, 2025. The decrease in subscription revenue is primarily attributable to our shift to a free registration subscription service that is supported with advertising revenue.

FAST revenue increased by 75%, or $29,142, to $68,063, in the three months ended March 31, 2026, as compared to $38,921 for the three months ended March 31, 2025. FAST revenue decreased by 6%, or $11,295, to $169,110, in the nine months ended March 31, 2026, as compared to $180,405 for the nine months ended March 31, 2025. The decrease was primarily due to lower production activity and reduced related-party channel buildout services compared to the prior year. While we continued to provide platform distribution services, fewer new channel buildouts were completed in the six months ended December 31, 2025; however, this slightly increased back to higher production activity during the three months ended March 31, 2026, which resulted in higher FAST revenue for the three-month period but lower FAST revenue for the nine-month period.

Ad revenue decreased by 85% or $61,549 to $11,016, in the three months ended March 31, 2026, as compared to $72,565 for the three months ended March 31, 2025. The decrease was related to minimal demand in the current quarter. Ad revenue increased by 6% or $7,355 to $130,052, in the nine months ended March 31, 2026, as compared to $122,697 for the nine months ended March 31, 2025. The increase was related to revenue from the “Launch That” contract.

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

The connected TV (CTV) advertising ecosystem led by demand-side platforms like The Trade Desk is under scrutiny for its lack of transparency and complex fee structures. Advertisers struggle to trace how much of their spending actually reaches publishers, with multiple intermediaries taking cuts along the programmatic supply chain. This opacity, combined with concerns about data quality and measurement consistency, has put pressure on traditional ad tech platforms to justify their value. As brands demand clearer attribution and more efficient media buying, the perceived inefficiencies of third-party platforms are becoming a growing point of friction.

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

In this shifting landscape, our ZeroGap Ads strategy positions us to benefit long term by aligning with this broader industry trend. By creating and recently launching our own internal ad platform, we are able to directly serve advertising across our network of content partners while also enabling co-branded telecom and MDU partners to monetize their customer bases within the same ecosystem. This dual-sided approach enhances revenue potential, strengthens partner relationships and provides greater control over data and pricing. As transparency and efficiency become critical differentiators in CTV advertising, our integrated model could offer a more streamlined and scalable alternative to traditional programmatic platforms.

Other revenue increased by 141% or $818, to $1,400 in the three months ended March 31, 2026, as compared to $582 for the three months ended March 31, 2025. Other revenue decreased by 15% or $267, to $1,460 in the nine months ended March 31, 2026, as compared to $1,727 for the nine months ended March 31, 2025.

The following table presents our revenue on a disaggregated basis:

	For the three months ended
	March 31,
	2026	2025
Membership (1)	$12,430	$31,817
FAST Revenue – related parties (2)	68,063	38,921
Ad Revenue (3)	11,016	72,565
Other Revenue	1,400	582
Total	$92,909	$143,885

	For the nine months ended
	March 31,
	2026	2025
Membership (1)	$50,237	$109,008
FAST Revenue – related parties (2)	169,110	180,405
Ad Revenue (3)	130,052	122,697
Other Revenue	1,460	1,727
Total	$350,859	$413,837

(1)	Membership sales refer to customers purchasing premium content through our SmartGuide for varying fees and recognized on a gross basis over the service period determined.

(2)	We provide end-to-end software solutions for development of FAST (Free Ad-Supported TV) channels to customers such as content creation, production, video studio rental, etc. to aid in the creation of content for their channels and a platform fee for distributing the channel. Revenue is recognized at the point in time the services are performed for the development of FAST channels. We charge a monthly platform fee for distributing the FAST channel on our platform.

(3)	During the period from July 1, 2025, through March 31, 2026, we recognized $130,052 of ad revenue from the buying and selling of advertising space on other content platform providers. Of this amount, $125,000 was recognized as Ad Agency Revenue under the Launch That Experimental Media Plan Agreement, representing revenue from the provision of discovery, development, and test media distribution services for a client campaign. The remaining was related to a new customer from the buying and selling of advertising space via the FreeCast Ad Platform.

Cost of Revenue

Cost of revenue decreased by 63%, or $59,298, to $34,416 in the three months ended March 31, 2026, as compared to $93,714 for the three months ended March 31, 2025. Cost of revenue decreased by 53%, or $143,743, to $126,157 in the nine months ended March 31, 2026, as compared to $269,900 for the nine months ended March 31, 2025. The decrease in cost of revenue is primarily attributed to lower revenue, paired with an inventory write-off during the prior period related to moving away from product sales.

Operating Expenses

Operating expenses increased by 33%, or $1,122,901 to $4,480,359 in the three months ended March 31, 2026, as compared to $3,357,458 for the three months ended March 31, 2025. The change in operating expenses is attributed to a $222,363 increase in general and administrative expenses and an increase in compensation and benefits expense of $962,781. The increase in compensation and benefits was primarily the result of an increase to stock-based compensation. The increase in general and administrative expenses was primarily the result of increased professional fees. Operating expenses decreased by 6%, or $645,456 to $10,204,003 in the nine months ended March 31, 2026, as compared to $10,849,459 for the nine months ended March 31, 2025. The change in operating expenses is attributed to a $974,446 decrease in general and administrative expenses, partially offset by an increase in compensation and benefits expense of $432,498. The increase in compensation and benefits was primarily the result of Maxim Partners’ stock-based compensation. The decrease in general and administrative expenses was primarily the result of decreased website development.

Other (Expense) Income

Other expense was $112,108, for the three months ended March 31, 2026, as compared to other expense of $73,240 for the three months ended March 31, 2025. Other expense was $201,004, for the nine months ended March 31, 2026, as compared to other expense of $164,328 for the nine months ended March 31, 2025. The change was principally caused by an increase in interest expense of $38,784 and $37,419 for the three and nine months, respectively.

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

We have experienced operating losses since our inception and had a total accumulated deficit of $205,415,506 as of March 31, 2026. We expect to incur additional costs and require additional capital as we continue to implement our expansion plan. During the nine months ended March 31, 2026, and 2025, our cash used in operations was $8,002,935 and $9,958,164, respectively.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring losses and as of March 31, 2026, had an accumulated deficit of $205,415,506 . For the three months ended March 31, 2026, and 2025, we sustained a net loss of $4,533,974 and $3,380,527, respectively. For the nine months ended March 31, 2026, and 2025, we sustained a net loss of $10,180,305 and $10,869,850, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. We will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for us to continue as a going concern. There is no guarantee we will be successful in achieving these objectives.

We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to the often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

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

Equity Line of Credit

On December 8, 2025, we entered into an Equity Purchase Agreement, which was subsequently amended on March 30, 2026, (together, the “EPA”) with Amiens Technology Investments LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor committed to purchase up to $50 million of shares of our Class A common stock (the “ELOC Shares” and such financing, the “ELOC Financing”), subject to certain limitations and conditions set forth in the EPA. During the Commitment Period (as defined in the EPA), we may from time to time, by written notice delivered by us to the Investor (each, an “Advance Notice”), direct the Investor to purchase a number of shares of our Class A common stock up to the Maximum Advance Amount (as defined in the EPA) as set forth in the Advance Notice, subject to limitations and adjustments as set forth in the EPA. Shares issued pursuant to an Advance Notice are priced at 95% of the VWAP (volume-weighted average price) for the five-trading day period immediately following the delivery of the Advance Notice.

We have filed a registration statement, which has been declared effective as of May 6, 2026, that registers the resale of up to 5,750,000 shares of our Class A common stock, based on the assumption that we may deliver Advance Notices to the Investor for an aggregate of $21,735,000 under the EPA at an assumed purchase price of $3.78 per share. The actual number of shares of our Class A common stock issuable by us in connection with the ELOC Financing will vary depending on the then-current market price of the shares of our Class A common stock sold to the Investor pursuant to the EPA and we expect that the number of shares currently registered will not be sufficient to register the full $50 million facility in the ELOC Financing and the ELOC Commitment Shares (as defined herein). We may be required to file one or more additional registration statements in order to deliver future Advance Notices to the Investor to access the full $50 million commitment under the EPA.

As consideration for the Investor’s commitment to purchase the ELOC Shares in accordance with the EPA, we agreed to pay a commitment fee in an amount equal to $750,000, by the issuance to the Investor of a number of shares of Class A common stock (the “ELOC Commitment Shares”) as follows: (1) one-third of the ELOC Commitment Shares are to be issued to the Investor on the occurrence of the first closing under the EPA; (2) one-third of the ELOC Commitment Shares are to be issued to the Investor on the date the Investor has purchased an aggregate of $15 million of ELOC Shares; and (3) the remaining one-third of the ELOC Commitment Shares are to be issued to the Investor on the date the Investor has purchased an aggregate of $30 million of ELOC Shares. The number of ELOC Commitment Shares issued to the Investor on each required date will be equal to $250,000 divided by the lower of: (i) $10.00; and (ii) the lowest daily VWAP of our Class A common stock during the five trading days immediately preceding the applicable issuance due date. The issuance of the ELOC Commitment Shares will result in dilution to existing shareholders, independent of any sales of shares under the EPA.

We will not receive any of the proceeds from the resale or other disposition of the shares of our Class A common stock by the Investor; however, we may receive gross proceeds of up to $50 million from the sale of the ELOC Shares from time to time, in our discretion, over a 36-month period. The 36-month period began on March 11, 2026, and ends on April 1, 2029.

We have the right to control the timing and amount of any sales of shares of our Class A common stock to the Investor under the EPA, subject to certain limitations described in the EPA. We will bear all fees and expenses incident to our obligation to register the offer and sale of the shares of Class A common stock. The Investor has no right to require us to sell any shares of our Class A common stock under the EPA and has no obligation to purchase shares unless and until we deliver a valid Advance Notice in accordance with the EPA, at which time, subject to the terms and conditions of the EPA, the Investor is contractually obligated to purchase the applicable shares.

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

Between October 9, 2025, and November 21, 2025, Nextelligence, a related party, majority owned by our CEO, provided aggregate funding to us totaling $1,500,000. Of this amount, $191,023 was remitted by Nextelligence on behalf of Celebrity Cigars, Inc. and Test Drive Live Inc. to fully satisfy their outstanding accounts receivable balances with the Company. As these entities are under common control, Nextelligence agreed to assume the obligations of both Celebrity Cigars, Inc. and Test Drive Live Inc. The remaining $1,308,977 was recorded as a revolving convertible note payable to Nextelligence, for a total of $1,308,977. The Company and Nextelligence entered into an agreement on November 21, 2025, to place terms on this revolving convertible note payable. The new outstanding revolving convertible note payable has an interest rate of 12%, a maturity date of June 30, 2026, and is convertible at Nextelligence’s discretion for $8 per share of Class A common stock. The terms specify a maximum advance amount of $5,000,000. Additionally, the agreement capitalized all unpaid accrued interest as of November 21, 2025, for $6,575, which resulted in an “original principal balance” of $1,315,552. Between the date of the executed agreement and March 31, 2026, the Company has received an additional $3,573,500. As of March 31, 2026, the total outstanding principal is $4,889,052 and the accrued interest balance is $126,778 for a total outstanding balance of $5,015,830.

Notes Payable – Related Party

On March 12, 2026, we entered into a premium finance agreement for a Director’s and Officer’s Insurance policy, which required a downpayment of $80,991. We received a loan from our CEO for the full $80,991 in order to pay this down payment. There were no official terms to this loan. The full principal balance was recorded as Notes payable – related party on the condensed balance sheet.

Notes Payable

On March 12, 2026, we entered into an agreement with Capital Premium Financing to provide financing in an aggregate amount of $143,949 for the insurance premium associated with a D&O policy. The policy commenced March 12, 2026, and provided coverage for the next 12 months, expiring March 12, 2027. The loan bears interest at a 13.5% rate per annum. We are required to pay monthly principal and interest of approximately $24,977 paid over 6 months, with the final payment on September 12, 2026.

Cash Flows

The following tables provide detailed information about our net cash flows for the periods indicated:

	For the Nine Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(8,083,926)	$(9,958,164)
Net cash used in investing activities	(16,064)	(21,622)
Net cash provided by financing activities	7,670,043	4,863,009
Net (decrease) increase in cash and cash equivalents	$(429,947)	$(5,116,777)

Operating Activities

For the nine months ended March 31, 2026, cash used in operating activities decreased by $1,874,238 or 19% due primarily to our decrease in net loss of $689,545, which comprised of a non-cash increase in stock-based compensation of $375,633, and a net increase in working capital of $829,922.

Investing Activities

For the nine months ended March 31, 2026, cash used in investing activities decreased by $5,558 or 26%. The change was attributed to a decrease in the cash used to purchase property and equipment.

Financing Activities

For the nine months ended March 31, 2026, cash provided by financing activities increased by $2,807,034 or 58%. The change was primarily due to an increase in proceeds from convertible notes payable – related party of $3,264,052 and a decrease to payments on the revolving convertible note payable – related party of $1,161,445, partially offset by a decrease to proceeds from issuance of Class A common stock of $1,700,000.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the application of the stock split accounting as of the date these financial statements are ready to be issued and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on the information currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As of March 31, 2026, our previous estimates had not materially deviated from our results.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our financial statements included in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Our cash and cash equivalents are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheet. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2026, the Company’s cash balance did not exceed the FDIC insured limit.

As of March 31, 2026, the Company had two customers, SportX LLC and related party Celebrity Cigars representing 76.9% and 23.3% of the Company’s receivables, respectively. As of March 31, 2025, the Company had two related party customers, Test Drive Live Inc. and Celebrity Cigars, Inc., representing 16.2% and 21.5%, respectively, and one non related party representing 56.4% of our receivables.

As of March 31, 2026, the Company had three customers, Launch That., related party customer Celebrity Cigars, Inc., and Ignite, representing 33.9%, 37.8%, and 12.83%, respectively, of the Company’s revenues. As of March 31, 2025, the Company had two related party customers, Test Drive Live Inc. and Celebrity Cigars, Inc., representing 18.1% and 24.0%, respectively, of our revenues.

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

The following table provides the number of Class A common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, for the nine months ended March 31, 2026, and 2025, respectively.

	For the Nine Months Ended March 31,
	2026	2025
Convertible debt and liabilities	626,979	320,013
Options	926,373	993,270
Warrants	687,500	8,056,087
Total	2,240,852	9,369,370

Stock Based Compensation

Stock-based compensation issued is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis. The Company will recognize compensation expense measured as the fair value of the stock-based compensation on grant date, when a performance condition is considered probable to occur. For purposes of determining the variables used in the calculation of stock-based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, the Company uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of warrants granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s Statements of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on the Company’s financial statements.

In accounting for modifications of equity-classified warrants held by employees, it is the Company’s policy to determine the impact by analogy to the share-based compensation guidance of ASC 718, Compensation - Stock Compensation (“ASC 718”). The model for a modified share-based payment award that is classified as equity and remains classified in equity after the modification is addressed in ASC 718-20-35-3. Pursuant to that guidance, the incremental fair value from the modification is recognized as stock-based compensation expense in the statements of operations to the extent the modified instrument has a higher fair value. The Company modified certain equity-classified warrants held by employees in the year 2023.

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

Redeemable Series A Preferred Stock

We apply the guidance enumerated in ASC 480, when determining the classification and measurement of preferred stock. Preferred stock subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. We classify conditionally redeemable preferred stock, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as mezzanine equity. At all other times, we classify its preferred stock in stockholders’ equity. We subsequently measure mezzanine equity to redemption value when the instrument is currently redeemable or when it is probable the instrument will become redeemable. Initially, the redemption rights were not solely within our control because our Chief Executive Officer (CEO), William Mobley, was able to force us to redeem the shares for cash. Therefore, we classified the Series A Preferred Stock as mezzanine equity pursuant to ASC 480-10-S99. We had adjusted the value of the Series A Preferred shares to its maximum redemption amount as the instrument was redeemable.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have identified all of the information required to be disclosed, and that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this Report.

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of the Registrant	S-1	3.1	07/24/2024
3.1(b)	Amendment to Second Amended and Restated Articles of Incorporation of the Registrant, effective September 26, 2024	S-1	3.1(b)	11/01/2024
3.1(c)	Amendment to Second Amended and Restated Articles of Incorporation of the Registrant, effective December 26, 2024	S-1	3.1(c)	01/14/2025
3.2	Second Amended and Restated Bylaws of the Registrant	S-1	3.2	11/01/2024
4.1	Revolving Convertible Promissory Note made by FreeCast, Inc. in favor of Nextelligence, Inc., dated November 21, 2025	S-1	4.15	12/09/2025
10.1	Amendment to Equity Purchase Agreement between FreeCast, Inc. and Amiens Technology Investments, LLC, dated March 30, 2026	8-K	10.1	04/03/2026
10.2	Equity Purchase Agreement between FreeCast, Inc. and Amiens Technology Investments, LLC, dated December 8, 2025	S-1	10.30	12/09/2025
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREECAST, INC.
(Registrant)

Date: May 15, 2026	By:	/s/ William A. Mobley, Jr.
William A. Mobley, Jr.
Chief Executive Officer
(Principal Executive Officer)