Form 10-K
period 2026-06-30
FreeCast, Inc.
filed 2026-09-28
CIK 1633369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-43122

FreeCast, Inc.

(Exact name of registrant as specified in its charter)

Florida	45-2787251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6901 TPC Drive, Suite 100 Orlando, Florida	32822
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 374-1607

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common stock, $0.0001 par value	CAST	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s common equity and, therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on The Nasdaq Global Market on March 10, 2026.

As of September 25, 2026, the registrant had 36,861,774 shares of Class A common stock, $0.0001 par value per share, outstanding.

As of September 25, 2026, the registrant had 13,925,640 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” but are also contained elsewhere in this Annual Report.

In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	the online video and entertainment industry;

●	our financial performance;

●	our ability to attract and retain customers;

●	our ability to expand our business;

●	our ability to retain and hire necessary employees and appropriately staff our operations; and

●	our estimates regarding capital requirements and needs for additional financing.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Annual Report. You should thoroughly read this Annual Report and the documents that we refer to with the understanding that our actual future results may be materially different and worse than what we expect. We qualify all our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Annual Report relate only to events or information as of the date on which the statements were made. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Annual Report and the documents that we refer to in this Annual Report and have filed as exhibits to this Annual Report, completely and with the understanding that our actual future results may be materially different from what we expect.

ii

PART I

Item 1. Business

In this Annual Report, unless otherwise stated or the context otherwise requires, references to “FreeCast,” “Company,” “we,” “us” and “our” or similar references mean FreeCast, Inc.

Company Overview

FreeCast provides a white-label Platform-as-a-Service that enables companies with existing customers to offer their own branded entertainment and media hub. The platform brings together free and paid streaming, television (TV) and related services while allowing partners to maintain their brand and direct customer relationship. We currently earn revenue mainly from advertising, FAST services and subscriptions; our model is designed to add licensing, pay-per-view, connectivity and e-commerce revenue rather than depending primarily on owning expensive content and selling another consumer streaming subscription.

We provide the software, aggregation and monetization infrastructure through which enterprise partners can offer a branded entertainment, media and communications hub to their existing customers. Our proprietary SmartGuide® digital interactive technology is designed to help users discover, organize and access eligible free and paid entertainment choices in a unified environment. Available offerings depend upon the particular deployment, contractual relationships and applicable content rights.

Zer0Gap Ads is FreeCast’s proprietary advertising technology platform, designed to support the delivery, management and monetization of digital video advertising across the Company’s media ecosystem and participating partner audiences. We began developing Zer0Gap Ads in March 2025 to replace our prior third-party ad-serving arrangement, which includes the functionality to provide reports of advertising activity by partner. We completed development in March 2026 and rolled out the platform during the fourth quarter of fiscal 2026. Since launch, Zer0Gap Ads has served campaigns for third-party advertisers as well as house advertising for our own subscription and partner offerings. Unlike conventional dynamic ad insertion (DAI), which generally inserts advertising into available video inventory, Zer0Gap Ads incorporates audience data and targeting criteria before ad delivery. This is intended to enable advertisers to match advertising more precisely to qualified audiences based on available data, subject to data availability, applicable privacy requirements, advertiser demand and other market factors.

For the year ended June 30, 2026, we reported total revenue of $710,882, comprising $385,602 of advertising revenue, $267,509 of Free Ad-Supported Television (FAST) revenue – related parties, $56,311 of subscription revenue and $1,460 of other revenue. These activities include advertising campaigns, media planning and related media services; FAST channel buildout, production and platform distribution services; premium subscriptions; and product, licensing and referral arrangements. Our enterprise Platform-as-a-Service strategy seeks to expand platform deployments and monetization beyond this current revenue base. The six business-model categories describe revenue mechanisms and opportunities, not six separately reported current revenue streams or a measure of recurring enterprise platform revenue. Consistent with that presentation, for fiscal 2026 our recognized revenue was concentrated in advertising, FAST/platform services, premium subscriptions and limited other revenue; pay-per-view and transactional media, connectivity reseller arrangements and e-commerce are described as monetization opportunities and may not currently represent a material portion of revenue.

According to eMarketer’s 2026 media consumption forecast, U.S. adults will spend approximately 2 hours and 14 minutes per day viewing traditional linear TV, continuing its steady decline as subscription over-the-top (OTT) channels (over-the-top refers to film and television content provided via a high-speed Internet connection rather than a cable or satellite provider) and digital streaming services take the definitive lead in overall viewing time. Meanwhile, digital video alternatives are capturing a rapidly growing share of daily attention, with adults now averaging 1 hour and 17 minutes per day with social video and 42 minutes per day on YouTube. This dramatic shift highlights the critical market need for a sophisticated aggregator solution. By replicating the simple, friction-free experience of traditional channel surfing while seamlessly unifying fragmented streaming platforms into a single, cohesive interface, our platform delivers a consolidated hub for discovering live and on-demand content, fully optimized for modern consumer viewing habits and compliant with all underlying distribution rights.

Our strategy focuses on white-label enterprise distribution through businesses and organizations with established customer relationships, which we refer to as Consumer Direct Platforms (CDPs). The enterprise retains its brand and customer relationship, media and service providers supply eligible content and products, and FreeCast supplies the technology and operating platform. This approach is intended to expand distribution without depending solely on acquiring individual consumers directly. Potential enterprise partners include telecommunications companies, mobile network operators and mobile virtual network operators, internet service providers (ISPs) and broadband providers, satellite operators, utilities and municipalities, universities and campuses, membership organizations, and the following categories:

●	Broadband providers – Enhancing internet service offerings by bundling premium streaming solutions.

●	Mobile carriers – Adding value to data and wireless service plans.

●	Device manufacturers – Embedding FreeCast’s SmartGuide® technology into smart TVs and streaming devices.

●	Multi-dwelling units, apartments, and condominiums – Providing an all-in-one entertainment solution for tenants.

●	Hospitality locations – Offering a seamless streaming experience in hotels, resorts, and other lodging environments.

●	Healthcare and institutional facilities – Deploying in-room and common-area streaming solutions for hospitals, rehabilitation centers, and senior care communities.

●	Affordable housing providers – Partnering with public housing authorities and subsidized housing operators to deliver entertainment services as an amenity for residents.

By integrating our SmartGuide® digital interactive technology, CDPs can provide their customers with a branded hub for discovering and accessing eligible streaming content and related services. Depending upon the applicable agreements, audience engagement and transactions, these environments can create opportunities for advertising, subscription, transaction and other revenue.

Our platform gives users access to eligible online media subscriptions, as well as more than 700 channels, including global FAST channels (500 channels), local and regional over-the-air (OTA) integrated broadcast channels, premium pay OTT channels and top-tier news and entertainment content. Our proprietary content aggregation technology continuously scans the internet to discover and index thousands of commercial-quality entertainment sources, whether free, paid or subscription-based—offering an unmatched level of convenience.

Designed for broad accessibility, our platform functions as a software application for supported smart TVs, streaming devices, mobile phones, tablets and computers. It is designed to help consumers organize and connect to the services they already use and additional services they may want. Availability and access depend upon the particular deployment, supported devices, contractual relationships and applicable content rights.

Our service is available directly to consumers under the FreeCast.com brand and is also distributed through third-party partners under licensed brand names. Additionally, we co-brand with CDPs to align our service with their existing customer base, creating a flexible distribution model that benefits all stakeholders.

Our strategy is to expand domestically and globally by securing licensing agreements with CDPs that already have a substantial user base. We continually work to enhance customer experience by expanding the content catalogued by our technology, refining our user interface, and extending our service to more Internet-connected devices. We also provide local broadcasters and independent programmers with a turnkey path to assemble FAST channels, distribute them on our platform and, where agreed, share advertising revenue.

Following the end of the product lifecycle of our legacy product, Rabbit TV, and the conclusion of our partnership with Telebrands Corp. in 2017, we spent over two years rebuilding our product. This development not only improved our proprietary technology, but also positioned us to capitalize on the fast-moving nature of the industry and capture new revenue streams. During this transition, sales primarily stemmed from legacy Rabbit TV sales, which declined over time, as expected.

Our revenue mechanisms include the following; fiscal 2026 revenue came mainly from advertising, FAST services and subscriptions, as described in MD&A:

●	Advertising Revenue – Generated through ad placements within the platform.

●	FAST Revenue – related parties – From FAST channel buildout, production and platform distribution services ($267,509 for the year ended June 30, 2026).

●	Subscription Revenue – From additional monthly content bundles.

●	Product Revenue – From selling digital high-definition TV antennas.

●	Licensing Revenue – From partnerships with CDPs and third-party distributors; these arrangements have not resulted in significant revenue to date.

●	Referral Fees – Earned through partnerships with content providers.

In addition, our Platform-as-a-Service, Broadcast Enabled Streaming TV and Direct-to-Device deployment models are designed to support revenue opportunities from platform development fees, platform licensing and hosting fees, advertising revenue-sharing arrangements with telecom operators and ISP partners, per-subscriber or per-deployment fees associated with white-label streaming service deployments and commission-based compensation from dealer arrangements for third-party streaming services in Multi-Dwelling Unit properties, as described in further detail below under “Platform Deployment Models—Distribution Partnerships and Dealer Arrangements.”

Our objective is to expand enterprise deployments, increase consumer engagement within FreeCast-powered environments and participate in eligible advertising, subscription, transaction, connectivity and commerce activity. Revenue depends upon successful deployments, consumer adoption and engagement, contractual rights, third-party service availability, advertiser demand and transaction volumes.

The following table shows the aggregate number of subscribers at the end of each reporting period presented in this Annual Report:

	For the Year Ended
Subscribers (1)	June 30, 2026	June 30, 2025
Ad-Supported	1,179,944	958,439
Paid	14,275	17,062
Total Subscribers:	1,194,219	975,501

(1)	“Subscriber” refers to any individual or entity that has registered for access to our platform, whether on a paid or free (ad-supported) tier basis, subject to the terms of our service. This metric represents the cumulative number of accounts that have been created on our platform since inception, regardless of whether the account holder has engaged with the platform recently or at all. An account is counted as a subscriber from the date of initial registration and continues to be included in the subscriber count indefinitely, even if the user has had no subsequent activity. We do not currently distinguish between active and inactive subscribers in our reported subscriber metrics. As a result, the total subscriber count may not be indicative of the number of users who actively use the platform or who generate revenue for us in any given period.

The basis of our service platform is our proprietary content aggregation technology that automatically crawls the Internet to locate commercial-quality entertainment content from thousands of sources, including free, paid and subscription-based content. Additionally, we subscribe to the top entertainment data services such as Gracenote (owned by Nielsen), Xperi and Reelgood who provide real-time updates. Our technology then sorts through and manages all available commercial-quality digital media, including both live and on-demand video from free, subscription and pay-per-view (PPV) services. All of this information is then incorporated into our interactive SmartGuide presented to consumers in a familiar easy-to-use cable-like TV guide via the Internet and as a software application, on all Wi-Fi enabled devices.

The SmartGuide uses images and related information on customized guide pages to provide subscribers with an easy way to explore all of the available media choices from one centralized account, regardless of the device or location. Upon selecting content to consume, the subscriber is directed to the original source of the content. If content is available for free, the subscriber is transferred to the website providing the content. If content is available through a subscription service (such as Netflix or Hulu), we allow the subscriber to log-in to the service through our SmartGuide and the subscriber is then directed to the subscription service’s website. If the content is PPV, the subscriber is directed to the page requiring payment for the PPV service. Other than Value Channels, we do not manipulate, store, retransmit or distribute this source content. The provider of the PPV content retains all rights to and management of their content.

We believe that, because we link subscribers directly to third-party PPV content sources and, other than Value Channels, in no way manipulate, store, retransmit or distribute this content, we are not subject to licensing fees or restrictions by third-party PPV content suppliers. We are not responsible for the availability or content of these external websites, nor do we endorse, warrant or guarantee the products, services or information described or offered. All logos and trademarks used in the guide are the sole property of their respective owners. We believe that this is a complementary relationship in which we directly supply free traffic to content suppliers, much like the print-based model employed by TV Guide in past decades.

Our SmartGuide technology is currently available on computers, “smart” phones, tablets, streaming devices and “smart” TV’s. It is available directly to consumers, branded as FreeCast.com, and will also be distributed by third parties, both as FreeCast.com and under other licensed brand names and partnerships.

Sources of Revenue

Depending upon the applicable partner agreement, content rights, service availability and transaction, our platform is designed to support revenue opportunities in six categories: (1) platform and licensing fees; (2) advertising; (3) subscriptions and premium-service transactions, including authorized reseller and referral arrangements; (4) pay-per-view and transactional media; (5) connectivity and related services through authorized resale, referral or revenue-sharing relationships; and (6) e-commerce and other eligible transactions. For the year ended June 30, 2026, our recognized revenue was concentrated in advertising, FAST/platform services, premium subscriptions and limited other revenue, as reported in MD&A and the financial statements. Pay-per-view and transactional media, connectivity and related reseller arrangements, e-commerce and certain platform and licensing arrangements may be in development, early commercialization, limited deployment or dependent upon third-party agreements and therefore may not currently represent a material portion of our revenue.

Platform and licensing arrangements may provide fixed, recurring, usage-based, per-subscriber or other contractually determined fees for configuration, deployment, licensing and operation. Advertising may generate consideration through insertion, delivery, sale, management or monetization of eligible inventory and, for fiscal 2026, represented a material portion of reported revenue. Authorized subscription and premium-service arrangements may generate commissions, margins or revenue shares and, for fiscal 2026, subscription revenue was reported as a separate component of total revenue. Where authorized, pay-per-view events, rentals, purchases and other eligible media transactions may generate transaction fees, commissions or revenue shares; these activities did not represent a separately reported material revenue stream for the year ended June 30, 2026. Where permitted by commercial agreements, authorized broadband, wireless, satellite and related connectivity arrangements may generate reseller margins, referral commissions or revenue shares; connectivity reseller activity was not a separately reported material revenue source for fiscal 2026. Our platform may facilitate merchandise, ticketing and other commerce transactions for which we may receive transaction fees, commissions, advertising revenue or revenue shares; e-commerce was not a separately reported material revenue source for fiscal 2026. Each mechanism depends upon applicable commercial agreements, rights, service availability and actual activity.

The following describes services and revenue mechanisms, subject to applicable agreements, rights, inventory and transactions; actual revenue is reported in the categories presented in MD&A and the financial statements:

●	For subscribers who sign up using our free registration subscription service, we offer a variety of content provider bundles for an additional monthly fee ranging from $2.99 to $19.99;

●	We may also earn fees when subscribers purchase pay-per-view (PPV) media through our SmartGuide; these were not material in fiscal 2026;

●	We may receive fees for advertising on our guide pages and for Google AdSense in-video/pre-roll ads;

●	We also receive arbitrage advertising revenue from the buying and selling of advertising space on other content provider platforms;

●	We may receive fees through content providers’ affiliate programs for PPV purchased through our SmartGuide, which were not material in fiscal 2026;

●	We receive fees for third-party related products (such as antennas or streaming devices to connect to a subscriber’s television) that are purchased through our SmartGuide;

●	Our performance television demand-side platform supports real-time bidding and is designed to improve eligible advertising inventory utilization; and

●	Our ad server uses first-party platform data to support audience targeting, subject to applicable rights and permissions. These advertising capabilities support monetization of eligible inventory and do not imply revenue from every registered or active user.

Platform Deployment Models

We have developed three distinct deployment models that extend our core platform technology to address different segments of the television and video distribution market:

Platform-as-a-Service Deployment

Our white-label Platform-as-a-Service (PaaS) enables telecom operators, ISPs, municipalities and other enterprises to offer branded entertainment and media services without independently building and maintaining the full underlying platform. It combines content discovery, subscription and payment management, and advertising capabilities within a unified environment across supported devices. For consumers, this can simplify finding and accessing eligible live and on-demand programming across services. For enterprise partners, it provides a customer-facing media hub under their own brand, supports ongoing customer engagement and creates opportunities to participate in advertising, subscription and other eligible transactions. Available capabilities and commercial benefits depend upon the deployment, integrated services, applicable rights and customer usage.

Broadcast Enabled Streaming TV Deployment

Broadcast Enabled Streaming TV (BEST) is designed to pair over-the-air television with an online stream of eligible local broadcast programming. This approach is intended to preserve over-the-air access while adding a free online streaming option for compatible connected devices without requiring a subscription, with digital rights management on the streaming service. For broadcasters, it provides a path to extend eligible programming to streaming audiences; for consumers, it can broaden how they access local television. Deployment depends upon broadcaster participation, content rights, compatible technology and applicable requirements.

Direct-to-Device Deployment

Direct-to-Device (D2D) is designed to enable telecom operators and ISPs to offer branded television services on supported consumer devices. It combines eligible local broadcast signals, FAST channels and on-demand content within a single application. By using compatible consumer devices and distribution networks, D2D can reduce the need for dedicated television equipment and simplify access to programming. For partners, it adds a media service to the existing customer relationship and creates potential advertising and other monetization opportunities. Delivery may use broadband, mobile, Wi-Fi, satellite or supported broadcast networks, depending upon the deployment, network capacity and content rights. Commercial benefits depend upon implementation, applicable agreements and actual usage.

Distribution Partnerships and Dealer Arrangements

In connection with our PaaS and D2D deployment strategies, we have entered into distribution partnerships and dealer arrangements to extend our streaming platform through third-party service providers. In March 2025, we entered into a dealer agreement with DIRECTV, LLC, pursuant to which we are authorized to promote, market and take orders for DIRECTV streaming services to subscribers, with a focus on MDU properties including condominiums, apartment communities and other residential complexes. Under this arrangement, we are authorized to earn commission-based compensation on qualifying subscriber activations. Any such commissions in fiscal 2026, if any, were not material and were not separately reported; we expect this relationship to support future commission opportunities as MDU deployments proceed. The DIRECTV dealer relationship complements our existing platform capabilities by enabling us to offer bundled live television and streaming content packages to MDU properties through our co-branded Consumer Direct Platforms.

Our distribution and platform relationships connect enterprise partners, consumers and advertisers through branded media environments. Advertising generates revenue from campaigns and monetization of audience activity across these environments and was a material component of fiscal 2026 revenue. Premium television distribution, including DIRECTV, is expected to generate commissions on qualifying subscriber activations as deployments proceed; any such commissions in fiscal 2026, if any, were not material and were not separately reported. Connectivity resale creates opportunities to earn revenue from providing broadband and related services to customers, and platform licensing creates opportunities to charge enterprise customers for the technology and services used to operate their branded media platforms; these opportunities may not currently represent a material portion of revenue. These mechanisms explain how we monetize, or expect to monetize, distribution, connectivity and software capabilities; our reported revenue for the year ended June 30, 2026, is presented separately in MD&A and the financial statements.

During the fiscal year ended June 30, 2026, our publicly announced commercial developments included the following. On June 18, 2026, we announced a reseller agreement for Starlink Business services, expanding our offering to combine enterprise satellite broadband connectivity with streaming television, advertising and digital engagement services. The combined offering supports our strategy of serving multifamily communities, hospitality properties, campuses, municipalities and other enterprise and community markets with connectivity and media solutions. On June 11, 2026, we announced an expansion of our DIRECTV relationship across our direct-to-consumer residential initiatives and PaaS partner ecosystem. This builds on our authorization to market and sell DIRECTV services in residential and multifamily communities and enables eligible partners to incorporate premium television into branded offerings. DIRECTV services are available through our existing sales and distribution channels, creating subscription-based monetization opportunities. On June 4, 2026, we announced signed agreements involving Via One affiliates, including Assist Wireless and enTouch Wireless, to use our PaaS ecosystem for aggregated streaming and entertainment distribution. These relationships support partner-branded video services using our aggregation, content management and monetization infrastructure while allowing partners to retain their brands and customer relationships.

Product Capabilities and Development

Our product work supports four customer functions: media discovery and access, broadcast and gateway distribution, advertising and channel operations, and enterprise-specific applications. Current capabilities and development initiatives are described below.

FreeCast Home is an available gateway device that receives local over-the-air channels through an antenna and distributes them over a home broadband network to supported devices using the FreeCast application. It may be purchased by consumers or offered through distribution partners.

We have launched D2D and FreeCast Home with integrated over-the-air functionality and commercial gateway devices. These gateways support building-level distribution of eligible local channels, FAST channels and advertising-supported video-on-demand content through FreeCast applications, subject to IP restrictions and applicable rights.

Development initiatives include enterprise-specific out-of-home applications for hospitality and commercial locations, along with broadcast integration and media-discovery enhancements described below.

We have licensed and plan to continue licensing Collaborative ATSC Service Tech (CAST), an over-the-air tuner integration technology, to gateway device manufacturers to support access to eligible local channels through our platform.

We are developing aggregated sports information, including schedules, scores and information about where games can be viewed, with potential integration of sports betting and fantasy data.

Our personalized channel-guide initiative uses viewing history, favorites and other permitted user activity to organize channels and recommend relevant content.

Multi-channel View will display two to four user-selected channels simultaneously in supported web and television applications.

FreeCast Hospitality will connect guests with hotel services and property information through a branded media experience. Guests will be able to request amenities and late checkout through integrated hotel applications. Hosts will use the FreeCast Configuration Portal to send custom guest messages, highlight local attractions and weather, and provide Wi-Fi and device-casting instructions. Property operators will also manage branding through the portal to maintain a consistent experience within the FreeCast application.

The Commercial Business Location application will combine localized content with digital out-of-home advertising customized by location or business type. Businesses such as travel plazas will use it to engage visitors with relevant local content and advertising, creating revenue opportunities for both the operator and FreeCast.

Our advertising technology uses permitted viewing and engagement data to support audience targeting across platform inventory. Zer0Gap Ads is our in-house advertising platform.

FAST Channel Builder supports channel assembly, distribution and advertising integration, including dynamic advertising insertion. We launched the channel builder and dynamic advertising insertion in 2023. These capabilities support channel operations and advertising monetization.

We have developed a services and content management system to support content-provider onboarding, channel and subscription operations, and advertising, providing infrastructure for expanding our distribution internationally.

Industry

The market for digital video distribution has undergone a significant transformation over the past decade as consumers increasingly shift away from traditional pay television services toward internet-delivered streaming content.

As of 2025, approximately 68.7 million U.S. households still subscribe to cable TV, down significantly from 105 million in 2010, according to data compiled by CableCompare. The decline represents a loss of more than one-third of the industry’s customer base over 15 years. The drop in subscribers is part of a broader decline in cable’s reach. Industry penetration rates have fallen from a peak of about 88% in 2010 to below 50% by 2024, with some estimates as low as 38.5%.

At the same time, OTT video and connected television (CTV) usage has increased significantly. According to Nielsen, streaming has become the largest category of television viewing in the United States, accounting for approximately 38% to 40% of total TV usage in 2024, surpassing both cable and broadcast viewing. Industry forecasts indicate that streaming’s share of total viewing is expected to continue to increase as consumer preferences evolve. In addition, industry reports indicate that OTT video consumption represents a substantial portion of the U.S. population.

Industry data from eMarketer indicates that streaming services are expected to account for a significant portion of U.S. video subscription revenue by 2026, reflecting a broader shift in both consumer behavior and monetization models within the video entertainment industry.

Consumer viewing behavior has increasingly transitioned toward on-demand and internet-delivered content, rather than scheduled broadcast programming. However, as the number of streaming services has expanded, the industry has become increasingly fragmented, requiring consumers to manage multiple subscriptions across platforms.

Survey data from third-party sources indicates that consumers are increasingly sensitive to the cumulative cost of multiple streaming subscriptions and the complexity of accessing content across different platforms. These trends have contributed to higher levels of subscriber churn and increased competition among streaming providers.

In response, industry participants have introduced a range of strategies designed to improve subscriber retention and monetization, including bundling streaming services with broadband and wireless offerings, offering ad-supported subscription tiers, and investing in exclusive or differentiated content.

We believe these trends toward increased streaming adoption, industry fragmentation and evolving monetization strategies are likely to continue. However, the extent and pace of these developments remain subject to significant uncertainty, including changes in consumer preferences, competitive dynamics and macroeconomic conditions.

Our Competitive Strengths

We believe that we have a number of distinct advantages over competitors and are well positioned to fill the gaps in key market segments:

●	While traditional TV providers rely on fixed terrestrial hardwired infrastructure and first-party or proprietary devices and software ecosystems, our service is delivered via the Internet.

●	Our SmartGuide is designed to help users discover and access eligible content across multiple services, including services with different content libraries. Our platform strategy does not require us to own all of the underlying programming. Content and services may be supplied by FreeCast or authorized third parties, subject to applicable contractual and distribution rights.

●	Many of our competitors provide services that are often tied to a single home-based device. Our SmartGuide, however, is device agnostic and may be used on any device with Internet access, thanks to a robust web-based interface and apps available on major platforms including Android TV.

●	Our platform is designed to support multiple monetization opportunities through eligible advertising inventory and affiliate or other commercial arrangements associated with media, services and transactions. Revenue depends upon the applicable agreement and actual audience activity or transactions.

Our Growth Strategies

Our growth strategy focuses on increasing the number and scale of enterprise deployments, expanding the consumer populations accessible through those deployments, increasing engagement, and broadening available media, services and monetization capabilities. Through white-label or jointly branded arrangements, enterprise partners can offer a media hub under their existing brand and customer relationship without independently developing comparable platform infrastructure.

As reported in June 2026, we had 25 distribution partners representing a potential customer universe of approximately 31.2 million users, and a pipeline of 14 potential partners representing approximately 14.7 million potential customers. These relationships and prospective partners provide a base for expanding our enterprise distribution strategy. Converting potential reach into platform adoption and revenue depends upon implementation, partner promotion, customer registration, engagement and eligible monetization activity.

Potential customer reach is distinct from registered or active FreeCast users and does not represent a committed subscriber count or contracted revenue. Partner audiences may overlap, and the potential customer populations should not be added together without accounting for that overlap. Pipeline opportunities remain subject to agreement and implementation. Our strategy is to expand distribution through established customer relationships while measuring progress through partner activation, customer usage and monetization.

A central part of our strategy is our advertising platform, designed to support targeted campaigns across eligible live, linear and on-demand inventory. Its monetization opportunities depend upon applicable contractual rights, available inventory, audience activity and advertiser demand. The platform is intended to support real-time bidding and cross-device advertising; actual fill rates and revenue depend upon these conditions.

We launched dynamic advertising insertion and FAST Channel Builder in early 2023. These capabilities support partner channel operations and advertising monetization, subject to available inventory, audience engagement and advertiser demand.

We launched MediaPay, our virtual wallet system, in October 2023. It is designed to support management of eligible subscriptions and billing within the platform. Availability depends upon the integrated services, commercial arrangements and supported deployment; effects on retention and revenue depend upon actual adoption and usage.

Subsequent to June 30, 2026, on July 29, 2026, we publicly outlined our local advertising strategy centered on Zer0Gap and the rollout of FreeCast Cities across the 210 U.S. designated market areas. FreeCast Cities is designed to bring together streaming television, local programming and advertising in a local-market destination. This strategy is intended to connect local businesses and regional advertisers with streaming audiences through aggregated campaign delivery, targeting and measurement.

We are developing extensive relationships with CDPs – mobile device manufacturers and distributors for preloading of FreeCast streaming TV services platform in mobile “smart” phones in exchange for negotiated commissions.

We continue to secure several industry endorsements, such as the National Lifeline Association, and partnerships in the mobile carrier segment that have begun offering our free TV solution for mobile devices. With the introduction of our hardware integrations for OTA TV gateways, we are growing our presence in the telecommunications, broadband carriers, property developers (REITs) and hospitality industries.

Digital Out-of-Home. We plan to run context aware DOOH campaigns across high traffic venues to drive brand awareness and app registrations. Because DOOH placements are viewable and cannot be skipped, we expect improved reach versus web display. Our creative strategy includes dynamic content (e.g., dayparting, weather/sports triggers) and QR/NFC calls to action to attribute conversions. We also intend to retarget DOOH exposed audiences on mobile and CTV, enabling a closed loop performance view.

Measurement and Attribution. We intend to use venue level impression estimates from DOOH networks supplemented by privacy compliant mobile movement data and our own registration/conversion telemetry to calibrate audience exposure and optimize creative sequencing.

Competition

We believe FreeCast offers a unique combination of streaming aggregation, broadcast-to-streaming technology, subscription management, advertising and enterprise distribution within a unified, white-label platform. Our PaaS, BEST and D2D deployment models allow partners to build branded media businesses using our integrated infrastructure while retaining their brand and customer relationships. Our competitive strength lies in bringing these capabilities together: helping partners deliver entertainment, engage their existing customers and participate in multiple revenue opportunities without independently building and maintaining the underlying platform. We compete with companies that offer individual components of this functionality, as well as providers of integrated streaming and platform services. We believe our combination of capabilities, deployment flexibility and partner-centered business model differentiates FreeCast within this market.

Competition occurs at several levels of the customer experience:

●	Subscription aggregation: Amazon Prime Video combines premium subscriptions within its consumer interface.

●	Advertising-supported television: Pluto TV competes for viewing time and advertising demand.

●	Content discovery: services such as Yidio help consumers locate programming across streaming sources.

●	Device and media platforms: Roku, Amazon Fire TV and Apple TV provide access to streaming services and compete for consumer engagement.

Our enterprise distribution model reaches consumers through partners with established customer relationships. We believe this approach strengthens our ability to expand distribution and customer engagement while supporting partner-branded services.

We compete on the breadth and integration of our capabilities, ease of deployment, supported devices, partner relationships and monetization tools.

At the enterprise level, competitors include providers of platform licensing, managed streaming services and OTT infrastructure, such as webOS and TiVo. We believe our integration of aggregation, broadcast-to-streaming conversion, FAST channel operations and advertising across PaaS, BEST and D2D gives partners a differentiated platform for building their media businesses.

Operations

We license extensive entertainment data from Gracenote (a Nielsen company) and TMDB. This data is to create the most comprehensive and up-to-date catalog of content from thousands of sources directly available from the World Wide Web by using in combination with FreeCast’s own proprietary aggregation technology. The links are then compiled into our SmartGuide for use by our subscribers. We market our service through various channels, including online advertising, broad-based media, such as television and radio, as well as various strategic partnerships. We utilize the services of third-party cloud computing providers, more specifically, Amazon Web Services.

The initial two-year term of the Gracenote license agreement began on March 25, 2019. The license agreement has automatically renewed for successive one-year terms, unless either party notifies the other in writing at least 90 days before the end of the initial or renewal term of its desire to not renew, in which event the license agreement expires at the end of the then-current term. Gracenote may also terminate the license agreement in the event of a change of control that results in us controlling, or being controlled by, or being under common control with, any competitor or customer of Gracenote or its affiliates. Gracenote may also terminate the license agreement or cease providing data to us if we fail to pay any invoice within 60 days after we receive such invoice. We currently pay Gracenote a monthly license fee of $16,200.

We also maintain a commercial data licensing agreement with Rovi/TiVo for TMDB (aka The Movie Database). This agreement provides access to entertainment metadata and related data services used within our platform, including programming information supporting content discovery, search and guide functionality. We pay a recurring monthly fee of $5,841 for the licensed data and API access that provide these platform features. This agreement is month-to-month and because Rovi has no corporate ownership or administrative authority over TMDB, any questions regarding rate changes, notice periods, or custom licensing terms for TMDB data must be addressed directly by contacting the TMDB sales team.

Seasonality

Our subscriber growth exhibits a seasonal pattern that reflects variations in when consumers buy Internet-connected devices and when they tend to increase video watching. As a consequence, subscriber growth is generally greatest in the second and third fiscal quarters (October through March), slowing in the fourth fiscal quarter (April through June) and then accelerating in the first fiscal quarter (July through September).

Employees

As of June 30, 2026, we had 47 full-time employees and 44 contract employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Marketing

We market our white-label platform to enterprises with established customer relationships, enabling them to offer branded entertainment and media hubs. Our service is also marketed and sold online through FreeCast.com and through affiliates that may distribute the service or a branded version of SmartGuide.

The product is also marketed through traditional pay-per-click, social and online advertising networks such as Google Adwords, Bing, Facebook, Twitter, and others, along with organic search engine optimization, or SEO, methods. We are also establishing licensing partnerships through CDPs, such as bandwidth resellers, telecommunications providers, device manufacturers and media marketing partners. Commercially, we intend to market to other CDPs – MDU companies who manage or develop apartments, condominiums, student housing, planned communities, and the hospitality sector (hotels, short stay).

Membership and Affinity Channels. We may pursue distribution through membership based or affinity organizations (e.g., large clubs, trade associations, senior associations) by bundling access to our service (free tier and/or premium channel packages) as a member benefit. These arrangements, if executed, would be structured as co-branded signups with revenue sharing on advertising and upsells. We believe this channel can address streaming fatigue by providing a simplified “single hub” experience while expanding our top of funnel at a comparatively low acquisition cost.

Intellectual Property

Our intellectual property consists of:

●	Our Media Content Management System by which we organize and deliver content to our customers.

●	Our Web Bot Media Crawler which gathers online content, including free, PPV, and subscription-based media.

●	Our Media & Link Validator which ensures reliability of the content offered by our service.

Our Media Content Management System is our proprietary technology (which we purchased from Nextelligence on January 2, 2015). Our Web Bot Media Crawler and Media & Link Validator are web-based applications that install in the end-user’s browser and any supported email functions or chat functions with search and certain other features (the “Technology”). The Technology is licensed to us by Nextelligence pursuant to a Technology License and Development Agreement we entered into with Nextelligence on June 30, 2011, which was amended and restated on October 19, 2012, amended on July 1, 2013, amended and restated a second time on July 31, 2014, and further revised to terminate all payments to Nextelligence pursuant to the agreement, effective on June 30, 2016 (the “Technology Agreement”).

In connection with the Technology Agreement, we issued 10,002,000 shares of our Class A common stock to Nextelligence. The Technology Agreement expires on June 30, 2054, unless it’s terminated earlier based on termination events as defined in the Technology Agreement.

Although we have an exclusive license to the Technology pursuant to the Technology Agreement, including any improvements, modifications, maintenance or enhancements thereto, the Technology is owned by Nextelligence, and we are not permitted to alter or enhance the Technology. Therefore, any alteration or enhancement of the Technology developed by our CEO, who is also the controlling shareholder of Nextelligence, will be owned by Nextelligence. We could lose our right to use such Technology in the event of, among other things, a breach of the Technology Agreement, our bankruptcy or insolvency, or a change of control in us. The Technology Agreement provides that we and Nextelligence must keep the other’s proprietary information confidential.

We rely on a combination of trademark, fair trade practice, copyright and trade secret protection laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property rights. We also enter into confidentiality agreements with our employees and any third parties who may access our proprietary information, and we rigorously control access to our proprietary technology and information. We may seek to patent certain of our intellectual property in the future.

Other Information

We were incorporated on June 21, 2011, in the State of Florida. Our principal executive offices are located at 6901 TPC Drive, Suite 100, Orlando, Florida 32822. Our telephone number is (407) 374-1607.

We maintain two websites, www.FreeCast.com and www.SmartGuide.tv. The information contained on our websites is not, and should not be interpreted to be, a part of this Annual Report.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have included detailed compensation information for only our three most highly compensated executive officers and have not included a compensation discussion and analysis of our executive compensation programs in this Annual Report. In addition, for so long as we are an “emerging growth company,” we will not be required to:

●	engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes–Oxley Act;

●	comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes;” or

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparison of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an “emerging growth company” can use the extended transition period for complying with new or revised accounting standards, which we have elected to take advantage of.

We will remain an “emerging growth company” until the earliest to occur of:

●	our reporting $1.235 billion or more in annual gross revenues;

●	our issuance, in a three-year period, of more than $1 billion in non-convertible debt;

●	the end of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; and

●	June 30, 2031.

Item 1A. Risk Factors

Summary of Risk Factors

Our business and an investment in our Class A common stock are subject to numerous risks and uncertainties, including those described below. This summary does not address all of the risks that we face. You should carefully consider the risks and uncertainties described in this Item 1A, together with all of the other information contained in this Annual Report. Our principal risks include the following:

●	We have incurred recurring losses and have an accumulated deficit, and we may require additional financing to fund our operations.

●	We may require additional capital to support our operations and growth, and additional financing may not be available on acceptable terms, or at all.

●	A substantial portion of our revenue is derived from two related-party customers, and the loss or reduction of business from either customer could adversely affect us.

●	Our SmartGuide relies on technology licensed from Nextelligence, Inc., a company principally owned and controlled by William A. Mobley, Jr., and interruption of our rights under that license could materially affect our business.

●	Our ability to grow depends on attracting and retaining subscribers, and our reported subscriber count includes inactive accounts and may not reflect current platform engagement or monetization potential.

●	We depend on third-party partners, service providers and infrastructure, and disruptions, cyber-attacks, system failures or failures of third-party technology could adversely affect our operations and subscribers.

●	Privacy, data-security and payment-processing risks, including unauthorized access to subscriber or billing information, could harm our reputation and subject us to liability.

●	We depend on our proprietary technology and intellectual property, and may be unable to protect our intellectual property or successfully defend against third-party intellectual property claims.

●	We depend on key management and qualified personnel, and certain executive officers have responsibilities to other businesses that may create conflicts of interest.

●	Our PaaS, BEST and D2D deployment models are relatively new and may not achieve broad market acceptance; BEST is subject to regulatory uncertainty and D2D depends on telecom operator and ISP adoption.

●	Changes in laws or regulations governing Internet access and net neutrality, or actions by Internet service providers, could increase our costs or impair access to our services.

●	An active and liquid trading market for our Class A common stock may not be sustained, and the market price of our Class A common stock has been highly volatile and may continue to be highly volatile.

●	Our dual-class capital structure concentrates substantial voting control with Mr. Mobley, limits other shareholders’ ability to influence corporate matters and may affect our eligibility for inclusion in certain stock market indices.

●	We are a controlled company under Nasdaq rules and rely on an exemption from the requirement that a majority of our board of directors consist of independent directors.

●	We currently have limited securities analyst coverage, and the failure of additional analysts to initiate coverage, the loss of existing coverage or unfavorable analyst research could adversely affect the market price and trading volume of our Class A common stock.

●	If we fail to satisfy Nasdaq’s continued listing requirements, our Class A common stock could be suspended or delisted.

●	Future issuances or sales of substantial amounts of our Class A common stock, including shares issued in financings, could dilute existing shareholders and adversely affect our stock price.

●	Sales under our Equity Purchase Agreement with Amiens Technology Investments LLC may result in substantial dilution, and the amount of financing available under that agreement is uncertain and depends in part on our stock price, liquidity and satisfaction of other conditions.

●	If we fail to maintain effective internal control over financial reporting, our financial reporting could be impaired, investor confidence could decline and we could face regulatory or other adverse consequences.

●	We do not intend to pay cash dividends for the foreseeable future, so shareholders’ returns, if any, will depend on appreciation in the market price of our Class A common stock.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred recurring losses from operations and may require additional financing to fund our operations.

We have incurred recurring losses from operations. As of June 30, 2026, we had an accumulated deficit of approximately $219.7 million and a stockholders’ equity of approximately $2.25 million. For the years ended June 30, 2026, and 2025, we incurred net losses of approximately $13.0 million and $14.1 million, respectively. Our failure to generate sufficient revenues, effectively manage expenses or raise additional capital could adversely affect our ability to achieve our intended business objectives.

Although our independent registered public accounting firm’s report on our financial statements for the year ended June 30, 2026, does not contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, our history of recurring operating losses and accumulated deficit subject us to risks regarding our ability to generate sufficient revenues and maintain adequate liquidity to fund our operations.

In July 2026, we completed a private placement of shares of our Class A common stock and pre-funded warrants for aggregate gross proceeds of approximately $23.7 million. Although we believe that the proceeds from this financing, together with our other available sources of liquidity, will provide sufficient capital to fund our operations for at least 12 months, there can be no assurance that our estimates regarding our capital requirements will prove accurate or that we will not require additional financing.

We have historically funded our operations primarily through sales of our Class A common stock to accredited investors, debt financing and the exchange of Class A common stock for services received by us. If we require additional financing, we cannot be certain that such financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that could adversely affect our ability to conduct our business. If we are not able to raise additional capital when required or on acceptable terms, we may have to: (i) significantly delay, scale back or discontinue the development or commercialization of new products; (ii) seek collaborators for further development and commercialization of our products; or (iii) relinquish or otherwise dispose of some or all of our rights to technologies or products that we would otherwise seek to develop or commercialize.

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

Since the beginning of fiscal year 2019, we have been focused on investing in and developing new technologies, which we anticipate will drive future growth and provide us with a sustainable revenue stream. In addition, we have transitioned from a “single-license” model to a “multi-license” model. We believe that our new technology, coupled with our sales and marketing strategy, will enable us to generate revenue through free registrations of FreeCast.com by partnering with retailers, manufacturers, operators and/or distributors of streaming devices, mobile phones, broadband carriers, broadcasters, property managers, multi-dwelling developers, builders and various mass consumer communities of streaming TV viewers, in exchange for a negotiated revenue-sharing percentage with each distributor on a case-by-case basis. However, there can be no assurance that we will be able to generate sufficient revenue from distributor fees or fees from premium content purchased by subscribers through our SmartGuide to fund our operations in the future. In addition, our growth may become stagnant for many other reasons, including decreasing consumer spending, increasing competition, slowing growth in the consumption of online video, radio and games, changes in government policies or general economic conditions.

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

For the fiscal years ended June 30, 2026, and 2025, two related-party customers accounted for more than 36% and 35%, respectively, of our total revenue. The loss of either customer, or a substantial reduction in their business with us, would adversely affect our financial performance and our business. Our reliance on a small customer base limits our ability to mitigate downturns in specific customer relationships or industry segments. Strategic decisions made by these customers could adversely impact our operations, including pricing, service levels and product development priorities. Financial instability or delayed payments from these customers could negatively affect our liquidity and working capital. We cannot be certain that we will retain these customers or replace the revenue if we lose them. Any disruption in our relationship with these two customers would likely have an adverse impact on our financial condition and business.

If our efforts to build strong brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results may be adversely affected.

We must continue to build and maintain strong brand identity for our products and services, which have expanded over time. We believe that strong brand identity will be important in attracting subscribers. If our efforts to promote and maintain our existing brands and brands we develop in the future are not successful, our operating results and our ability to attract subscribers may be adversely affected. From time to time, subscribers’ express dissatisfaction with our service, including, among other things, title availability, processing and service interruptions. To the extent dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain subscribers may be adversely affected. With respect to our international expansion, we will also need to establish our brand and to the extent we are not successful, our business in new markets would be adversely impacted.

If we are unable to maintain effective and cost-efficient subscriber acquisition and marketing channels, our subscriber levels and operating results may be adversely affected.

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

We may face claims or liability relating to content accessed or made available through our services, which could adversely affect our business and results of operations.

We face potential liability for negligence, copyright, patent or trademark infringement or other claims based on content accessed or made available through our services. We also may be subject to claims based on content that is accessible from our website through links to other websites. As we expand our services and partnerships, the scope of potential liability relating to content may increase. Any such claims, whether or not meritorious, could result in costly litigation, divert management’s attention and resources, damage our reputation or require us to alter our services, any of which could adversely affect our business and results of operations.

We rely upon a number of partners to offer our service.

We currently offer subscribers the ability to easily navigate available sources of online video channels, video on demand and consume such media through their computers and other Internet-connected devices. If we are not successful in maintaining existing and creating new relationships with content providers, or if we encounter technological, content licensing or other impediments to our ability to organize content, our ability to grow our business could be adversely impacted. Furthermore, mobile devices and TVs are manufactured and sold by entities other than FreeCast and while these entities should be responsible for the devices’ performance, the connection between these devices and FreeCast may nonetheless result in consumer dissatisfaction toward FreeCast and such dissatisfaction could result in claims against us or otherwise adversely impact our business.

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

Jonathan Morris, our Chief Financial Officer, works full-time for us, devoting approximately 45 hours a week to our business. Mr. Morris also advises a special purpose acquisition company, Twelve Seas Investment Co III, on a limited basis as a consultant and its Chief Financial Officer. Mr. Morris’ duties to these other businesses may compete for his full attention to our business; accordingly, he may have conflicts of interest in allocating time between those separate business activities.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, among other things, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We could remain an emerging growth company until June 30, 2031, although circumstances could cause us to lose that status earlier, including if our annual gross revenues reach the applicable statutory threshold, we become a “large accelerated filer” as defined under the Exchange Act or we issue more than $1 billion in non-convertible debt securities during the preceding three-year period.

We are also a “smaller reporting company,” as defined under the Exchange Act. For so long as we continue to qualify as a smaller reporting company, we may take advantage of certain scaled disclosure requirements available to smaller reporting companies. If we qualify as a smaller reporting company after we cease to qualify as an emerging growth company, we may continue to rely on certain of these scaled disclosure requirements.

We cannot predict whether investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

In addition, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we fail to maintain effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor confidence and the market price of our Class A common stock.

We are required to maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

If we identify material weaknesses or significant deficiencies in our internal control over financial reporting, we may be unable to prepare accurate and timely financial statements or comply with applicable reporting requirements. Remediation of any deficiencies that we identify may require us to incur additional costs and devote significant management and other resources to improving our internal controls. If we are unable to establish and maintain effective internal control over financial reporting, investors may lose confidence in our financial reporting, the market price of our Class A common stock could decline, and we could become subject to regulatory scrutiny or other adverse consequences.

Future issuances of our Class A common stock or securities convertible into or exercisable for our Class A common stock could result in substantial dilution to our existing shareholders.

We are authorized to issue 320,000,000 shares of Class A common stock. Our amended and restated articles of incorporation authorize our board of directors to issue additional shares of Class A common stock and options, rights, warrants and other securities relating to Class A common stock, subject to applicable law and Nasdaq requirements. Future issuances of Class A common stock or securities convertible into or exercisable for Class A common stock, whether in connection with acquisitions, financings, equity compensation or otherwise, may dilute the ownership and voting interests of our existing shareholders. Such issuances could also adversely affect the market price of our Class A common stock.

Future sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our Class A common stock.

Sales of substantial amounts of our Class A common stock in the public market, including shares issued pursuant to previously completed financings, or the perception that such sales may occur, could adversely affect the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities.

As of September 25, 2026, we had 36,861,774 shares of Class A common stock outstanding, of which 20,726,462 shares were designated as unrestricted on the records of our transfer agent. In connection with our July 2026 private placement, we issued 4,666,667 shares of Class A common stock and pre-funded warrants to purchase 3,243,807 additional shares of Class A common stock. All of the pre-funded warrants have since been exercised and the underlying shares of Class A common stock have been issued. The shares issued in the private placement and upon exercise of the pre-funded warrants have been registered for resale under the Securities Act. The resale of a substantial number of these shares, or the perception that such resales may occur, could adversely affect the market price of our Class A common stock.

In addition, certain other outstanding shares of our Class A common stock remain subject to contractual leak-out restrictions through March 10, 2027. As those restrictions expire or otherwise cease to apply, additional shares may become eligible for sale in the public market, which could create additional downward pressure on the market price of our Class A common stock.

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

We incur significantly increased costs and devote substantial management time to operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly, and increases demand on our systems and resources.

The requirements of being a public company require significant resources and management attention. We are required to maintain disclosure controls and procedures and internal control over financial reporting appropriate for a public company. We also incur additional costs associated with preparing and filing periodic and current reports with the SEC, maintaining compliance with Nasdaq listing standards, obtaining directors’ and officers’ liability insurance and complying with applicable corporate governance requirements. These requirements may divert management’s attention from other business concerns, which could adversely affect our business, financial condition and results of operations.

In addition, when we cease to qualify as an emerging growth company, we may become subject to additional requirements, including the independent auditor attestation requirements relating to our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, if we are otherwise subject to those requirements at that time. Compliance with these requirements could further increase our costs and demands on management and other personnel.

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

Changes in laws or regulations governing the Internet, including laws affecting net neutrality, could adversely affect our business.

Our business depends on consumers’ ability to access our services over the Internet. Changes in laws or regulations governing Internet access, or actions by broadband and other Internet service providers, could affect the cost, quality or availability of access to our services. For example, Internet service providers could attempt to impose additional fees, restrict or otherwise disadvantage access to certain content or services, or otherwise affect the speed or quality with which consumers can access our services.

The regulatory framework governing Internet access and net neutrality has changed significantly over time. In 2024, the Federal Communications Commission adopted an order that generally restored the regulatory framework applicable to broadband Internet access service under Title II of the Communications Act and reinstated certain net neutrality rules. In January 2025, the U.S. Court of Appeals for the Sixth Circuit invalidated that order. In addition, certain states have adopted or considered their own requirements concerning Internet access and net neutrality. The legal and regulatory framework therefore remains subject to change at the federal and state levels.

Future legislative, regulatory or judicial developments could permit Internet service providers greater latitude to impose fees, prioritize certain traffic, restrict access or otherwise affect the delivery of Internet-based services. Any such developments that increase our costs or impair the ability of consumers to access our services could adversely affect our business, financial condition and results of operations.

Although we are now operating our Platform-as-a-Service, Broadcast-Enabled Streaming TV and Direct-to-Mobile deployment models, these offerings remain relatively new and there can be no assurance that they will achieve broad market acceptance.

We have developed three deployment models—Platform-as-a-Service (PaaS), Broadcast-Enabled Streaming TV (BEST), and Direct-to-Device (D2D)—that are intended to enable telecom operators, ISPs, broadcasters, and other partners to launch branded streaming services using our infrastructure. These models represent new and evolving business lines that have not yet generated significant revenue. There can be no assurance that potential partners will adopt these deployment models, that we will be able to successfully integrate broadcast-to-streaming conversion or digital rights management technologies at scale or that market conditions will support the pricing and revenue-sharing structures contemplated by these offerings. If these deployment models fail to gain market acceptance, our growth strategy and results of operations could be materially and adversely affected.

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

Our D2D platform depends on telecom operator and ISP adoption, and our failure to secure and maintain these partnerships could limit our growth.

Our D2D deployment model is designed for distribution through telecom operators and ISPs. The success of this model depends on our ability to negotiate and maintain favorable partnership agreements with these entities, many of which have significantly greater resources and bargaining power than we do. Telecom operators and ISPs may choose to develop competing in-house solutions, partner with larger competitors, or decline to prioritize video distribution services. Additionally, the delivery of video through 5G mobile broadband, satellite connectivity, and other networks contemplated by D2D is subject to network capacity constraints, coverage limitations, and the pace of infrastructure deployment by third-party carriers over which we have no control.

Risks Related to Ownership of Our Class A Common Stock

An active and liquid trading market for our Class A common stock may not be sustained, which could limit our shareholders’ ability to sell their shares.

Our Class A common stock began trading on The Nasdaq Global Market on March 10, 2026. Since that date, trading volume in our Class A common stock has varied significantly. On certain trading days, fewer than 100,000 shares of our Class A common stock have traded, while on other trading days trading volume has been substantially higher. This significant variation in trading volume may continue, and there can be no assurance that an active and liquid trading market for our Class A common stock will be sustained.

A limited or inconsistent trading market could impair the ability of our shareholders to sell their shares at the time they wish to sell them or at a price they consider reasonable and could increase the volatility of the market price of our Class A common stock. A limited trading market could also impair our ability to raise capital through future sales of equity securities.

The market price of our Class A common stock has been highly volatile and may continue to be highly volatile, and shareholders may lose all or a substantial portion of their investment.

The market price of our Class A common stock has experienced significant volatility since it began trading on The Nasdaq Global Market on March 10, 2026. Our Class A common stock closed at $9.13 per share on March 10, 2026, its first day of trading. Since that date, the closing price of our Class A common stock has ranged from a low of $0.59 per share to a high of $9.84 per share, and on September 9, 2026, the closing price was $1.29 per share. The market price and trading volume of our Class A common stock may continue to fluctuate significantly.

The market price of our Class A common stock may be affected by numerous factors, many of which are beyond our control, including variations in our operating results; our ability to achieve revenue growth; announcements regarding our products, services, customers or strategic relationships; changes in the competitive environment in which we operate; changes in estimates or recommendations by securities analysts, if any; future issuances or sales of our Class A common stock; the size of our public float and trading volume; general economic and market conditions; and other events or factors affecting us or the technology and media industries.

In addition, the stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices of securities of companies regardless of their operating performance. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of our Class A common stock. As a result of these factors and the limited trading history of our Class A common stock, shareholders may be unable to sell their shares at or above the price at which they acquired them and may lose all or a substantial portion of their investment.

Our dual-class capital structure has the effect of concentrating voting control with our founder, Chief Executive Officer and Chairman, William A. Mobley, Jr., which limits or precludes our other shareholders’ ability to influence corporate matters.

Our Class A common stock is entitled to one vote per share, while our Class B common stock is entitled to fifteen votes per share. Mr. Mobley beneficially owns substantially all of our outstanding Class B common stock and, as a result of our dual-class capital structure and his ownership of shares of our common stock, controls a substantial majority of the combined voting power of our outstanding capital stock. Accordingly, Mr. Mobley is able to control matters submitted to our shareholders for approval, including the election and removal of directors, amendments to our organizational documents, and the approval of significant corporate transactions, including a merger, sale of substantially all of our assets or other change of control.

Mr. Mobley’s voting control may delay, deter or prevent a change in control or other business combination that our other shareholders might otherwise consider favorable and may prevent our other shareholders from influencing significant corporate decisions. The interests of Mr. Mobley may differ from or conflict with the interests of our other shareholders. This concentration of voting control may also adversely affect the market price of our Class A common stock.

Our dual-class capital structure could affect our eligibility for continued inclusion in certain stock market indices, which could adversely affect the trading price and liquidity of our Class A common stock.

Our Class A common stock is currently included in certain stock market indices. However, certain providers of stock market indices have adopted policies that limit or restrict the inclusion of companies with multiple classes of common stock or unequal voting rights in certain of their indices. These policies differ among index providers and are subject to change. As a result of our dual-class capital structure, we could become ineligible for continued inclusion in certain indices or may be ineligible for inclusion in other indices in the future.

Investment funds, exchange-traded funds and other investment vehicles often seek to track particular indices. If our Class A common stock were removed from an index in which it is currently included, or if our dual-class capital structure prevents our inclusion in other indices, demand for our Class A common stock from certain institutional investors could be reduced. Any such exclusion or removal could adversely affect the trading price, trading volume and liquidity of our Class A common stock.

We are a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, rely on an exemption from certain corporate governance requirements that provide protections to shareholders of other companies.

Because William A. Mobley, Jr., our founder, Chief Executive Officer and Chairman, controls more than 50% of the voting power for the election of directors, we are a “controlled company” under the Nasdaq listing rules. As a controlled company, we are permitted to elect not to comply with certain Nasdaq corporate governance requirements, including the requirement that a majority of our board of directors consist of independent directors and certain requirements relating to the nomination of directors and the determination of executive compensation by independent directors.

We currently rely on the controlled-company exemption from the requirement that a majority of our board of directors consist of independent directors. Our board of directors currently consists of four directors, two of whom are independent under the Nasdaq listing rules. Our Audit Committee and Compensation Committee, however, each consist solely of our two independent directors. We may elect to rely on additional controlled-company exemptions in the future for so long as we remain eligible to do so. If we rely on such exemptions, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

The controlled-company exemptions do not exempt us from Nasdaq’s audit committee requirements, and we remain subject to the applicable requirements regarding the independence and composition of our Audit Committee.

We currently have limited securities analyst coverage, and the failure of additional analysts to initiate coverage, the loss of existing coverage or unfavorable analyst research could adversely affect the market price and trading volume of our Class A common stock.

We currently have limited research coverage by securities or industry analysts. If additional securities or industry analysts do not initiate coverage of us, or if analysts that currently cover us cease coverage or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause its market price or trading volume to decline. In addition, if one or more analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the market price of our Class A common stock could decline.

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

We do not intend to pay dividends on our Class A common stock for the foreseeable future, so any returns will be limited to changes in the value of our Class A common stock.

We have never declared or paid any cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. As a result, shareholders may only receive a return on their investment in our Class A common stock if the market price of our Class A common stock increases and they are able to sell their shares at a profit.

We may require additional capital to support our operations and growth, and such capital may not be available on acceptable terms, or at all.

In July 2026, we completed a private placement of shares of our Class A common stock and pre-funded warrants for aggregate gross proceeds of approximately $23.7 million. Although we believe that the proceeds from this financing, together with our other available sources of liquidity, will provide sufficient capital to fund our operations for at least 12 months, our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of expenditures to support our operations and growth initiatives, the development and commercialization of our products and services, and general economic and market conditions.

We may therefore require additional financing in the future. Additional financing may not be available when needed or, if available, may not be available on terms acceptable to us. If we raise additional capital through the issuance of equity or equity-linked securities, our existing shareholders may experience significant dilution. If we raise additional capital through debt financing, we may become subject to restrictive covenants or other terms that could adversely affect our operations. If we are unable to obtain additional financing when required, we may be required to delay, reduce or discontinue certain operations, development activities or growth initiatives, which could adversely affect our business, financial condition and results of operations.

Sales of our Class A common stock under our Equity Purchase Agreement may result in substantial dilution to our existing shareholders and could adversely affect the market price of our Class A common stock.

Pursuant to our Equity Purchase Agreement with Amiens Technology Investments LLC, as amended, we may, subject to specified conditions and limitations, sell up to $50 million of shares of our Class A common stock. The number of shares that we may issue will depend in part on the market price of our Class A common stock at the time of each sale. If the market price of our Class A common stock declines, a greater number of shares may be required to obtain a given amount of proceeds, resulting in greater dilution to our existing shareholders. Sales of shares to Amiens, and resales of those shares into the public market, or the perception that such sales may occur, could also adversely affect the market price of our Class A common stock.

The amount of financing that we may receive under our Equity Purchase Agreement is uncertain and depends on the market price and liquidity of our Class A common stock and other conditions.

We cannot predict the number of shares that we may sell under the Equity Purchase Agreement or the aggregate proceeds that we ultimately may receive. The purchase price for shares sold under the Equity Purchase Agreement is based on 95% of the applicable market price during the ten-trading-day pricing period following an Advance Notice. Accordingly, declines in the market price of our Class A common stock may reduce the proceeds we receive per share and increase the number of shares required to obtain a given amount of financing. In addition, our ability to sell shares under the Equity Purchase Agreement is subject to the conditions and limitations contained in the agreement, and there can be no assurance that we will receive the full $50 million commitment.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established processes designed to identify, assess, manage, and respond to cybersecurity risks that could materially affect our business, operations, or financial condition. These processes are integrated into our overall risk management activities and are documented in a set of written policies, including our Risk Assessment, Risk Management, and Governance Policy, Access Control Policy, Information Classification Policy, Asset Management Policy, Breach Notification and Data Destruction Policy, and Business Continuity Policy. These policies provide for the identification and prioritization of risks in a risk register that is updated as the risk landscape changes; the classification of our information by sensitivity with corresponding handling requirements; the provisioning of access on a least-privilege, role-based and need-to-know basis; procedures for the reporting, investigation and remediation of suspected data breaches; and the maintenance and testing of our business continuity plan.

Our information systems operate primarily on third-party cloud infrastructure. Technical safeguards include federated single sign-on with multi-factor authentication, role-based access provisioning under the principle of least privilege, periodic credential rotation and periodic access review, web application firewall protection with centralized logging for our production web and application programming interface distributions, and cross-region backup and replication of data and deployment artifacts supporting the Company’s recovery objectives. We use continuous threat detection services provided by our cloud infrastructure provider, with security findings aggregated for triage, and engage third-party providers for managed security monitoring and advisory services, including a managed security incident response service that triages security findings across our cloud accounts and reports periodically to our designated incident response contacts. We conduct internal assessments of our cloud environment and track identified findings to remediation.

We rely on third-party service providers for cloud infrastructure, content delivery, digital rights management, and other technology services, and consider cybersecurity risks associated with those providers as part of our risk management process. Our policies extend access control, information classification, and breach reporting obligations to third-party service providers that have access to our systems or information. We have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Governance

Our Board of Directors (the “Board”) oversees risks from cybersecurity threats as part of its general oversight of our risk management activities. The Board has not delegated responsibility for the oversight of risks from cybersecurity threats to a separate committee of the Board.

Our Executive Vice President of Engineering & Platform is responsible for our cybersecurity program and reports to our Chief Executive Officer on cybersecurity matters. The Chief Executive Officer informs the Board of significant cybersecurity risks and of material cybersecurity incidents. Management reports to the Board on cybersecurity matters annually, covering the threat environment relevant to our business, the status of open security matters, the results of assessments and remediation activities, and our security program and resourcing, and reports to the Board outside that cycle where the significance of a matter warrants.

Our cybersecurity program is overseen by senior management, including Brian Wenhold, our Executive Vice President of Engineering & Platform. Mr. Wenhold has served in that capacity since January 2026 and previously served as our Vice President of Engineering beginning in October 2025. He is responsible for our information security program, for evaluating information security risks, for overseeing our relationships with our managed security and security advisory providers, and for directing our response to cybersecurity incidents, serving as incident commander for incidents requiring a coordinated response.

Mr. Wenhold has more than 28 years of experience in software engineering and technology leadership and has served as incident commander for cybersecurity incident response since 2002, across five organizations in enterprise and regulated environments. He holds a Bachelor of Science in Computer Engineering from the University of Central Florida. As principal engineer for the platform organization of an automotive technology company, he designed identity and access management, key and secrets management, and network security controls. He has owned a SOC 2 compliance program, including control design, evidence collection and remediation across engineering functions; has worked with the Payment Card Industry Data Security Standard at multiple organizations; and has led HIPAA compliance and HITRUST e1 certification efforts for a nonprofit technology platform. He has presented security posture, security program roadmaps and security and compliance audit findings to boards of directors, executive leadership and government stakeholders. Mr. Wenhold communicates with the Chief Executive Officer, the General Counsel and other members of senior management regarding significant cybersecurity risks, emerging threats and cybersecurity incidents.

Assessment and Oversight

We evaluate our cybersecurity controls through internal assessments of our cloud environment and identity controls, through monitoring and triage performed by our managed security incident response provider. Identified findings are tracked to remediation and reported to management and to the Board. We review and update our cybersecurity policies and procedures in response to evolving threats, technological developments, and changes in its business operations.

Item 2. Properties

FreeCast, Inc. leases office and operational space in Orlando, Florida, which serves as its principal executive and operational headquarters.

Our headquarters are located in approximately 10,080 square feet of a building located in Orlando, Florida for which we pay $10,038 per month, with 5% annual increases. We are also obligated to pay our proportionate share of the operating expenses (as defined in the lease). On October 31, 2023, we entered into a First Amendment to our lease agreement for our headquarters with Anson Logistics Assets LLC. The amendment extends the term of our lease until October 31, 2028.

Item 3. Legal Proceedings.

Saracco Litigation

On May 18, 2026, Michael A. Saracco (“Saracco”) filed an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, Case No. 2026-CA-005311-O, against us, certain of our officers and other parties alleging omissions concerning the status of a contract with Starlink and seeking damages. We deny the claims and are vigorously defending the action.

On September 3, 2026, we filed an action against Saracco in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, Case No. 2026-CA-009471-O, asserting claims for economic extortion and defamation and seeking injunctive relief and damages. Saracco has moved to dismiss the action.

Later on September 3, 2026, Saracco filed an action against us and certain of our officers and directors in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida, reasserting claims relating to an alleged term sheet that had been the subject of claims in prior litigation between us and Saracco that was dismissed with prejudice in December 2025. Saracco seeks damages in the action.

On September 6, 2026, Saracco filed an additional action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, Case No. 2026-CA-009539-O, against us, our independent registered public accounting firm and Nextelligence, Inc. The action asserts claims relating to an alleged $225,000 investment, certain warrants and the same alleged term sheet involved in the prior litigation that was dismissed with prejudice. Saracco seeks issuance of warrants, damages and injunctive relief.

We deny Saracco’s claims and intend to vigorously defend the pending actions. Based upon the information presently available to us, we believe the likelihood of an unfavorable outcome resulting in a loss to us with respect to the Saracco matters involving us is remote.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on the Nasdaq Global Market under the symbol “CAST.”

Holders

As of June 30, 2026, there were approximately 1,021 holders of record of our Class A common stock. This number does not include shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None that have not been previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Dividend Policy

As of the date of this Annual Report, we have not paid any cash dividends to shareholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, the general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Item 6. Reserved.

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Annual Report In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I. “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

FreeCast provides a white-label Platform-as-a-Service (PaaS) that enables companies with existing customers to offer their own branded entertainment and media hub. The platform brings together free and paid streaming, television (TV) and related services while allowing partners to maintain their brand and direct customer relationship. We currently earn revenue mainly from advertising, FAST services and subscriptions; our model is designed to add licensing, pay-per-view, connectivity and e-commerce revenue rather than depending primarily on owning expensive content and selling another consumer streaming subscription. We currently operate exclusively in the U.S., but see opportunities for expansion into international markets, by signing licensing agreements and collaborating with international Consumer Direct Platforms (CDPs). However, we can only take advantage of these opportunities if we have sufficient capital to do so, are able to recruit the necessary staff, and are able to expand our current infrastructure. We may also face additional challenges from new competitors that may be able to launch new businesses at relatively low cost, with consumers easily being able to shift spending from one provider to another. In order to combat this, we must continue to deliver a product that is more advanced than that of competitors.

For the year ended June 30, 2026, we reported total revenue of $710,882, comprising $385,602 of advertising revenue, $267,509 of FAST revenue – related parties, $56,311 of subscription revenue and $1,460 of other revenue. These activities include advertising campaigns, media planning and related media services; FAST channel buildout, production and platform distribution services; premium subscriptions; and product, licensing and referral arrangements. Our enterprise PaaS strategy seeks to expand platform deployments and monetization beyond this current revenue base. The six business-model categories describe revenue mechanisms and opportunities, not six separately reported current revenue streams or a measure of recurring enterprise platform revenue.

Primarily as a result of our shift to a free registration subscription service, we have been able to increase the number of subscribers during our most recent 12-month period. Our subscriber numbers have increased from 975,501 on June 30, 2025, to 1,194,219 on June 30, 2026. Our revenue excluding Free Ad-Supported TV (FAST) Revenue (FAST Revenue was $267,509 and $221,894 for the year ended June 30, 2026, and 2025, respectively) and Ad Revenue (Ad Revenue was $385,602 and $271,638 for the year ended June 30, 2026, and 2025, respectively) per subscriber has decreased from $0.14 for the year ended June 30, 2025 compared to $0.05 for the year end June 30, 2026.

As of June 30, 2026, we had a cash balance of $8,919,833 and a working capital surplus of $1,964,398. We plan to raise additional equity financing as well. However, we cannot provide any assurance that additional equity financing will be available on terms that are acceptable to us, or at all.

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

We do, however, sell monthly subscriptions for premium content purchased through our SmartGuide for varying fees for different content. Revenue from such premium subscription fees is recognized on a gross basis over the service period as we are deemed to be the principal in the relationship with the end user. We control the content before transferring it to the end user and have latitude in establishing pricing. We both retransmit and “ingest” and distribute content for our Value Channels.

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

Advertising & Media Revenue

The Company generates Advertising & Media Revenue from: (i) direct advertising campaign arrangements in which customers purchase advertising inventory and promotional services through the Company’s owned and operated streaming television, connected television (“CTV”), mobile, web and related digital media properties; and (ii) content distribution, channel promotion, audience development, carriage fee and advertising monetization arrangements involving third-party channel partners. Representative arrangements include LaunchThat, Del Air, NHK World-Japan and CCTV News Content Co., Ltd.

Revenue is generally recognized over time as advertising campaign delivery services, content distribution services, channel promotion services and audience development services are provided. Fixed campaign fees and carriage fees are recognized over the applicable service period, while revenue-sharing arrangements are recognized as the underlying advertising activities occur and become measurable.

Other Revenue

Other revenue consists primarily of licensing, referral fee, and other miscellaneous revenue streams. Revenue is recognized when the related performance obligations are satisfied in accordance with ASC 606. Other revenue was not material for the years ended June 30, 2026, and 2025.

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

Year Ended June 30, 2026, Compared to Year Ended June 30, 2025

Revenue

Our primary sources of revenue are advertising revenue and FAST revenue. Additionally, we have several other revenue streams: subscription revenue and other revenue, which encompasses earnings from licensing and referral fees.

Subscription revenue decreased by 57.6%, or $76,639, to $56,311, in the year ended June 30, 2026, as compared to $132,950 for the year ended June 30, 2025. The decrease in subscription revenue is primarily attributable to our shift to a free registration subscription service that is supported with advertising revenue.

FAST revenue increased by 20.6%, or $45,615, to $267,509, in the year ended June 30, 2026, as compared to $221,894 for the year ended June 30, 2025. The increase was primarily due to higher production activity and induced related-party channel buildout services compared to the prior year. While we continued to provide platform distribution services, higher new channel buildouts were completed in fiscal year ended June 30, 2026, compared to fiscal year ended June 30, 2025, resulting in higher FAST revenue.

Ad revenue increased by 41.7% or $113,382 to $385,602, in the year ended June 30, 2026, as compared to $271,638 for the year ended June 30, 2025. The increase was primarily attributable to revenue generated from contracts secured during the fourth quarter of fiscal 2026, including revenue recognized under the Del Air agreement and new LaunchThat agreement.

We are strategically reinvesting in our proprietary Platform-as-a-Service (PaaS) infrastructure and broader ecosystem to enhance long-term enterprise value and deepen monetization opportunities for both us and our partners.

Our recent increase in advertising revenue is largely due to the platform integration stabilizing and revenue performance starting to better reflect the underlying economics of a vertically integrated advertising model, as we have secured new commercial relationships with major media spenders such as Launch That, NHK and Del-Air.

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

In this shifting landscape, our Zer0Gap Ads strategy positions us to benefit long term by aligning with this broader industry trend. By creating and recently launching our own internal ad platform, we able to directly serve advertising across our network of content partners while also enabling co-branded telecom and MDU partners to monetize their customer bases within the same ecosystem. This dual-sided approach enhances revenue potential, strengthens partner relationships and provides greater control over data and pricing. As transparency and efficiency become critical differentiators in CTV advertising, our integrated model could offer a more streamlined and scalable alternative to traditional programmatic platforms.

Other revenue decreased by 12.4% or $207, to $1,460 in the year ended June 30, 2026, as compared to $1,667 for the year ended June 30, 2025.

Cost of Revenue

Cost of revenue decreased by 63.2%, or $219,025, to $127,556 in the year ended June 30, 2026, as compared to $346,581 for the year ended June 30, 2025. The decrease in cost of revenue is primarily attributed to lower platform delivery costs and lower content-related costs.

Operating Expenses

Operating expenses decreased by 5.52%, or $775,230 to $13,261,776 in the year ended June 30, 2026, as compared to $14,037,006 for the year ended June 30, 2025. The change in operating expenses is attributed to a $1,238,050 decrease in general and administrative expenses, a $195,168 decrease in sales and marketing expenses, partially offset by an increase in compensation and benefits expense of $657,988. The increase in compensation and benefits was primarily the result of Maxim partners stock-based compensation. The decrease in general and administrative expenses was primarily the result of decreased website development and professional fees.

Other (Expense) Income

Other expense was $366,349, for the year ended June 30, 2026, as compared to other expense of $310,510 for the year ended June 30, 2025. The change was principally caused by an increase in interest expense of $56,028.

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

We have experienced operating losses since our inception and had a total accumulated deficit of $219,691,498 as of June 30, 2026. We expect to incur additional costs and require additional capital as we continue to implement our expansion plan. During the year ended June 30, 2026, and 2025, our cash used in operations was $10.1 million and $12.3 million, respectively.

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

On July 2, 2026, we completed a private placement financing that generated aggregate gross proceeds of approximately $23.7 million and net proceeds of approximately $22.3 million after placement agent commissions and offering costs

Based on our current operating plan and available cash resources, including the proceeds received from the private placement financing, management believes that we have sufficient liquidity to fund our operations, planned capital expenditures and working capital requirements for at least the next twelve months.

Our future liquidity requirements will depend on numerous factors, including revenue growth, operating expenses, capital expenditures, strategic investments and general economic conditions. While we may seek additional financing opportunities in the future to support growth initiatives, we believe our current cash resources are sufficient to meet our anticipated operating needs for the foreseeable future.

Equity Line of Credit

On December 8, 2025, we entered into an Equity Purchase Agreement, which was subsequently amended on March 30, 2026, (together, the “EPA”) with Amiens Technology Investments LLC, a Delaware limited liability company (the “Selling Shareholder”), pursuant to which the Selling Shareholder committed to purchase up to $50 million of shares of our Class A common stock (the “ELOC Shares” and such financing, the “ELOC Financing”), subject to certain limitations and conditions set forth in the EPA. During the Commitment Period (as defined in the EPA), we may from time to time, by written notice delivered by us to the Selling Shareholder (each, an “Advance Notice”), direct the Selling Shareholder to purchase a number of shares of our Class A common stock up to the Maximum Advance Amount (as defined in the EPA) as set forth in the Advance Notice, subject to limitations and adjustments as set forth in the EPA. Advances under the agreement are conditioned on the Company’s compliance with certain customary conditions, such as timely filing of required reports and maintaining its listing on a national securities exchange. Shares issued pursuant to an advance under the agreement are priced at 95% of the VWAP (volume-weighted average price) for the ten-trading day period immediately following the advance request.

We have filed a registration statement, which has been declared effective as of May 6, 2026, that registers the resale of up to 5,750,000 shares of our Class A common stock, based on the assumption that we may deliver Advance Notices to the Selling Shareholder for an aggregate of $21,735,000 under the EPA at an assumed purchase price of $3.78 per share. The actual number of shares of our Class A common stock issuable by us in connection with the ELOC Financing will vary depending on the then-current market price of the shares of our Class A common stock sold to the Selling Shareholder pursuant to the EPA and we expect that the number of shares currently registered will not be sufficient to register the full $50 million facility in the ELOC Financing and the ELOC Commitment Shares (as defined herein). We may be required to file one or more additional registration statements in order to deliver future Advance Notices to the Selling Shareholder to access the full $50 million commitment under the EPA.

As consideration for the Selling Shareholder’s commitment to purchase the ELOC Shares in accordance with the EPA, we agreed to pay a commitment fee in an amount equal to $750,000, by the issuance to the Selling Shareholder of a number of shares of Class A common stock (the “ELOC Commitment Shares”) as follows: (1) one-third of the ELOC Commitment Shares are to be issued to the Selling Shareholder on the occurrence of the first closing under the EPA; (2) one-third of the ELOC Commitment Shares are to be issued to the Selling Shareholder on the date the Selling Shareholder has purchased an aggregate of $15 million of ELOC Shares; and (3) the remaining one-third of the ELOC Commitment Shares are to be issued to the Selling Shareholder on the date the Selling Shareholder has purchased an aggregate of $30 million of ELOC Shares. The number of ELOC Commitment Shares issued to the Selling Shareholder on each required date will be equal to $250,000 divided by the lower of: (i) $10.00; and (ii) the lowest daily VWAP (as defined in the EPA) of our Class A common stock during the five trading days immediately preceding the applicable issuance due date.

We will not receive any of the proceeds from the resale or other disposition of the shares of our Class A common stock by the Selling Shareholder; however, we may receive gross proceeds of up to $50 million from the sale of the ELOC Shares from time to time, in our discretion, over a 36-month period. The 36-month period began on March 11, 2026, and ends on April 1, 2029.

We have the right to control the timing and amount of any sales of shares of our Class A common stock to the Selling Shareholder under the EPA, subject to certain limitations described in the EPA. We will bear all fees and expenses incident to our obligation to register the offer and sale of the shares of Class A common stock. The Selling Shareholder has no right to require us to sell any shares of our Class A common stock under the EPA and has no obligation to purchase shares unless and until we deliver a valid Advance Notice in accordance with the EPA, at which time, subject to the terms and conditions of the EPA, the Selling Shareholder is contractually obligated to purchase the applicable shares.

Consistent with the applicable Nasdaq listing rules, the aggregate number of shares of our Class A common stock that we may issue to the Selling Shareholder under the EPA may not exceed 19.99% of the shares of Class A common stock issued and outstanding as of the execution date of the EPA (the “Exchange Cap”), unless we first obtain shareholder approval to issue shares of our Class A common stock in excess of the Exchange Cap in accordance with applicable Nasdaq listing rules.

Additionally, we may not direct the Selling Shareholder to purchase any shares of our Class A common stock under the EPA if such purchase, when aggregated with all other shares of our Class A common stock then owned by the Selling Shareholder and its affiliates beneficially, would result in the Selling Shareholder and its affiliates beneficially owning (on an aggregated basis) more than 4.99% of the then outstanding voting power or number of shares of our Class A common stock; provided that, Selling Shareholder may increase or decrease this ownership limitation, upon notice to us, which notice for any increase will not be effective until the 61st day following the date such notice is delivered, not to exceed 9.99% of the number of shares of our Class A common stock outstanding immediately after giving effect to the issuance of shares of our Class A common stock held by the Selling Shareholder.

The EPA contains customary representations, warranties, conditions and indemnification obligations of the parties. We have the right to terminate the EPA at any time effective five trading days after providing written notice to the Selling Shareholder, at no cost or penalty, provided that there are no outstanding Advance Notices, the shares of Class A common stock under which have yet to be issued, and we have paid all amounts owed to the Selling Shareholder pursuant to the EPA. We are required to use commercially reasonable efforts to continuously maintain the effectiveness of the registration statement until all of the Commitment Shares and the shares of our Class A common stock to be issued from time to time under the EPA pursuant to an Advance Notice have been sold or may be sold without restriction pursuant to Rule 144.

For additional information regarding the EPA, see “Description of ELOC Financing.”

Convertible Note Payable – Related Party

In June 2016, William A. Mobley, Jr., our founder, Chief Executive Officer and Chairman, loaned us $111,000, at an interest rate of 12% per annum, and due and payable at June 30, 2025. The note was convertible into shares of our Class B common stock at a conversion price of $0.50 per share. The note was converted on March 29, 2024. As of March 29, 2024, and June 30, 2023, accrued interest charges related to this loan were $25,020 and $19,003, respectively. On March 29, 2024, the outstanding principal and accrued interest balance of $92,068 was converted into 184,136 shares of our Class B common stock.

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

On April 20, 2026, the Company renewed and modified its revolving convertible promissory note with Nextelligence, Inc, a related party majority owned by the Company’s Chief Executive Officer. The renewed note bears interest at 12% per annum, matures on June 30, 2027, and is convertible at the holder’s option into shares of the Company’s Class A common stock at a conversion price equal to the closing price of the Company’s Class A common stock on the Nasdaq Global Market on the most recent trading day before conversion. The Company accounted for the renewal as a debt modification. The Company determined that the embedded conversion feature does not require bifurcation as a derivative liability because the feature settles a fixed monetary amount of debt in shares at contemporaneous market value.

Between the date of the executed agreement on November 21, 2025 and June 30, 2026, the Company has received an additional $6,127,951. Additionally, Nextelligence elected to convert a total of $3,764,052 into common stock throughout the period. As of June 30, 2026, the total outstanding principal is $3,679,451 and the accrued interest balance is $256,111, which is recorded within Accounts payable and accrued expenses – related party in the financial statements, for a total outstanding balance of $3,945,562.

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

Notes Payable

On March 12, 2026, we entered into an agreement with Capital Premium Financing to provide financing in an aggregate amount of $143,949 for the insurance premium associated with a D&O policy. The policy commenced March 12, 2026, and provided coverage for the next 12 months, expiring March 12, 2027. The loan bears interest at a 13.95% rate per annum. We are required to pay monthly principal and interest of approximately $24,977 paid over 6 months, with the final payment on September 12, 2026.

Notes Payable – Due to John Francis

During 2026, our automatic payment for a monthly insurance premium in the amount of $26,232 was returned due to insufficient funds. To prevent a lapse in coverage and avoid potential late fees, John Francis, the Company’s insurance agent, remitted the payment on our behalf. As a result, we recorded a payable to John Francis of $26,232 as of June 30, 2026. The amount is non-interest bearing, unsecured, and due on demand. The full principal balance was recorded as Notes payable – current on the balance sheet.

PIPE Financing

The Company entered into securities purchase agreements with accredited investors pursuant to a private placement financing subsequent to year-end. However, the financing provided approximately $8.0 million of net proceeds related to early deposits during fiscal 2026, which were recorded as common stock subscriptions as of June 30, 2026. The proceeds were used to support working capital and general corporate purposes and significantly enhanced the Company’s liquidity position.

The private placement subsequently closed on July 2, 2026, resulting in aggregate gross proceeds of approximately $23.7 million before placement agent commissions and offering expenses. After deducting placement agent commissions and offering costs, the Company received approximately $22.3 million of net proceeds, of which approximately $14.0 million was received after year-end.

Warrant Modification

Effective as of June 15, 2023, we authorized and approved: (i) the reissuance of 38 expired warrants held by non-employees and 2 expired warrants held by an employee to purchase an aggregate of 7,637,962 shares of our Class A common stock, at a purchase prices from $0.50 to $8.00 per share, all of which had expired without being exercised; and (ii) the modification of 31 outstanding warrants held by non-employees and 1 warrant held by an employee to purchase an aggregate of 4,105,625 shares of our Class A common stock, at a purchase prices from $3.50 to $6.00 per share, that by their terms will expire if not exercised on or prior to dates ranging from February 10, 2024 to September 30, 2025. We reissued the Expired Warrants and modified the Reissued Warrants by extending the expiration date to December 31, 2025, and maintaining all other terms in the original warrant agreements. All outstanding warrants expired unexercised at the end of the day on December 31, 2025.

However, all warrants that expired unexercised on December 31, 2025, were reissued. Effective as of April 8, 2026, we authorized and approved the reissuance of warrants to purchase an aggregate of 6,743,587 shares of our Class A common stock held by non-employees (“Reissued Warrants”). The Reissued Warrants were issued to the same holders of previously issued warrants that had expired unexercised on December 31, 2025. The Reissued Warrants had an exercise price of $4.25 per share, were immediately exercisable upon issuance and were scheduled to expire on May 15, 2026. The Reissued Warrants required cash exercise and did not permit cashless exercise.

Effective as of May 15, 2026, we modified the Reissued Warrants by reducing the exercise price from $4.25 per share to $1.33 per share and extending the expiration date from May 15, 2026, to May 22, 2026, while maintaining all other terms of the original warrant agreements (the “Warrant Modification”). During May 2026, warrants to purchase 250,000 shares of our Class A common stock were exercised at the modified exercise price. The remaining warrants expired unexercised at the end of the day on May 22, 2026.

The value of the reissuance of the Reissued Warrants was calculated using the Black-Scholes-Merton option pricing model. The fair value of the Reissued Warrants as of April 8, 2026, was calculated at $9,550,942. The incremental fair value attributable to the Warrant Modification, which was measured at the amount equal to the change in fair value of the warrants immediately before and immediately after the Warrant Modification, was calculated at $1,860,556. The fair value of the warrants immediately before the Warrant Modification was determined to be $0 because the warrants were set to expire on the amendment day. Accordingly, the aggregate fair value attributable to the reissuance and subsequent modification was $11,411,498.

The aggregate fair value attributable to the reissuance and subsequent modification of the warrants, all of which were held by non-employees, was treated as a deemed dividend and is reflected as “Deemed dividend on warrant reissuance and modification” in the accompanying statement of operations. Accordingly, the reissuance and subsequent modification were recorded as an increase in additional paid-in capital with a corresponding decrease to retained earnings.

We utilized the closing market price of our Class A common stock to determine its fair value as of the respective measurement dates. The fair value of a share of our Class A common stock was $4.08 as of April 8, 2026, and $1.44 as of May 15, 2026. The significant inputs used to value the Reissued Warrants as of April 8, 2026, included expected volatility of 292.90%, an expected term of approximately 0.10 years, a risk-free interest rate of 3.67% and an expected dividend yield of 0%. The significant inputs used to measure the incremental fair value attributable to the Warrant Modification as of May 15, 2026, included expected volatility of 284.21%, expected terms of approximately 0 years immediately before the modification and approximately 0.019 years immediately after the modification, a risk-free interest rate of 3.71% and an expected dividend yield of 0%.

The Black-Scholes-Merton option pricing model included the following assumptions in determining the fair value attributable to the warrant reissuance effective April 8, 2026:

	Immediately
	Before	After
Assumptions:
Class A common stock fair value	$4.08	$4.08
Risk-free interest rate	3.67%	3.67%
Expected dividend yield	0%	0%
Expected volatility	292.9%	292.9%
Expected life (in years)	0.00	0.10

The Black-Scholes-Merton option pricing model included the following assumptions in determining the incremental fair value attributable immediately before and after the Warrant Modification effective May 15, 2026:

	Immediately
	Before	After
Assumptions:
Class A common stock fair value	$1.44	$1.44
Risk-free interest rate	3.71%	3.71%
Expected dividend yield	0%	0%
Expected volatility	284.21%	284.21%
Expected life (in years)	0.00	0.019

Cash Flows

The following tables provide detailed information about our net cash flows for the periods indicated:

	For the Year Ended June 30,
	2026	2025
Net cash used in operating activities	$(10,029,873)	$(12,332,291)
Net cash used in investing activities	(23,199)	(26,882)
Net cash provided by financing activities	18,423,657	7,690,009
Net increase (decrease) in cash and cash equivalents	$8,370,584	(4,669,164)

Operating Activities

For the year ended June 30, 2026, cash used in operating activities decreased by $2,302,418 or 18.7% due primarily to our decrease in net loss of $1,021,149, which included significant non-cash items such as $1,000,000 of stock issued for services, stock-based compensation expense of $259,354, operating lease expense of $93,643, depreciation and amortization expense of $17,650, expenses paid on behalf of the Company of $26,232, and bad debt expense of $1,632. In addition, changes in working capital increased by $1,004,685, primarily due to increases in accounts payable and accrued expenses of $1,443,938, accounts payable and accrued expenses-related party of $427,447, partially offset by decreases in deferred revenue and increases in prepaid assets.

Investing Activities

For the year ended June 30, 2026, cash used in investing activities decreased by $3,683 or 13.7%. The change was attributed to a decrease in the cash used to purchase property and equipment.

Financing Activities

For the year ended June 30, 2026, cash provided by financing activities increased by $10,733,647 or 139.6%. The change was primarily due to proceeds from Class A common stock subscriptions of $8,329,808, an increase in proceeds from convertible notes payable-related party of $4,491,503, a decrease in repayments on revolving convertible notes payable-related party of $1,161,445, and an increase in proceeds from warrant exercises of $332,500. These were partially offset by a decrease in proceeds from issuance of Class A common stock of $1,700,000, a decrease in proceeds from issuance of Class A common stock – related party of $1,500,000, an increase in transaction fees payable from Class A common stock subscriptions of $311,450, and an increase in repayments on notes payable of $70,705.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the application of the stock split accounting as of the date these financial statements are ready to be issued and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on the information currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As of June 30, 2026, our previous estimates had not materially deviated from our results.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our financial statements included in this Annual Report, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our financial statements.

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

Subscription revenue is recognized ratably on a straight-line basis over the duration of the subscription period, generally ranging from one month to five years. If the subscriber renews early, then the expiration date is extended by the renewal period, and the additional subscription fee is deferred and amortized over the additional months purchased by the subscriber. We no longer offer SelectTV lifetime subscriptions, which was initially deferred and recognized over a five-year period. All subscription fees are collected at the time of purchase.

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

Deferred Revenue - Ad Agency Revenue

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

Advertising & Media Revenue

The Company generates Advertising & Media Revenue from: (i) direct advertising campaign arrangements in which customers purchase advertising inventory and promotional services through the Company’s owned and operated streaming television, connected television (“CTV”), mobile, web and related digital media properties; and (ii) content distribution, channel promotion, audience development, carriage fee and advertising monetization arrangements involving third-party channel partners. Representative arrangements include LaunchThat, Del Air, NHK World-Japan and CCTV News Content Co., Ltd.

Revenue is generally recognized over time as advertising campaign delivery services, content distribution services, channel promotion services and audience development services are provided. Fixed campaign fees and carriage fees are recognized over the applicable service period, while revenue-sharing arrangements are recognized as the underlying advertising activities occur and become measurable.

Other Revenue

Other revenue consists primarily of licensing, referral fee, and other miscellaneous revenue streams. Revenue is recognized when the related performance obligations are satisfied in accordance with ASC 606. Other revenue was not material for the years ended June 30, 2026, and 2025.

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

The following table presents our revenue on a disaggregated basis:

	For the year ended
	June 30,
	2026	2025
Membership (1)	$56,311	132,950
FAST Revenue – related parties (2)	267,509	221,894
Ad Revenue (3)	385,602	271,638
Other Revenue	1,460	1,667
Total	$710,882	628,149

(1)	Membership sales refer to customers purchasing premium content through our SmartGuide for varying fees and recognized on a gross basis over the service period determined.

(2)	We provide end-to-end software solutions for development of FAST (Free Ad-Supported TV) channels to customers such as content creation, production, video studio rental, etc. to aid in the creation of content for their channels and a platform fee for distributing the channel. Revenue is recognized at the point in time the services are performed for the development of FAST channels. We charge a monthly platform fee for distributing the FAST channel on our platform.

(3)	During the year ended June 30, 2026, the Company recognized $385,602 of advertising revenue from the sale of advertising inventory, connected television (“CTV”) advertising campaigns, media planning, content distribution, channel promotion, and related digital media services. Revenue is recognized as performance obligations are satisfied and the related advertising, promotional, and media services are delivered.

Included in advertising revenue was approximately $138,000 recognized under the Del Air Media Plan Agreement for media planning, audience targeting, creative development, lead-generation services, campaign optimization, and media distribution activities. The Company also recognized approximately $125,000 under the prior LaunchThat advertising and media services agreement for discovery, development, testing, creative production, and media distribution services. In addition, the Company recognized approximately $100,000 under the new LaunchThat Programmatic Advertising Insertion Order for programmatic advertising, streaming television, connected television (“CTV”) advertising inventory, creative development, production services, and channel launch activities; approximately $10,000 under the NHK World-Japan Insertion Order for brand awareness and advertising delivery services; and approximately $12,500 under the CCTV News Content Co., Ltd. Internet Distribution Agreement related to content distribution, channel promotion, audience development, and advertising monetization services recognized over the applicable contractual service period. Revenue associated with these arrangements was recognized as the related performance obligations were satisfied.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Our cash and cash equivalents are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheet. The Company maintains cash balances with multiple financial institutions, and such balances may exceed federally insured limits from time to time. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2026, the Company maintained cash balances in excess of FDIC insurance limits by approximately $8.7 million.

As of June 30, 2026, we had two customers, SportX, LLC and related party customer Celebrity Cigars, Inc., representing 63.6% and 35.5%, respectively, of our receivables. As of June 30, 2025, we had two customers, SportX, LLC and related party customer Celebrity Cigars, Inc., representing 51.1% and 44.5%, respectively, of our receivables.

As of June 30, 2026, we had three customers, Launch That, related party customer Celebrity Cigars, Inc., and Del Air, representing 31.7%, 30.2% and 19.4%, respectively, of our revenues. As of June 30, 2025, we had two related party customers, Test Drive Live Inc. and Celebrity Cigars, Inc., representing 13.7% and 20.3%, respectively, of our revenues.

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

The following table provides the number of Class A common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, for the year ended June 30, 2026, and 2025, respectively.

	For the Year Ended June 30,
	2026	2025
Convertible debt and liabilities	702,779	503,549
Options	849,448	953,892
Warrants	3,451,060	8,056,087
Total	5,003,287	9,513,528

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

Redeemable Series A Preferred Stock

We apply the guidance enumerated in ASC 480, when determining the classification and measurement of preferred stock. Preferred stock subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. We classify conditionally redeemable preferred stock, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as mezzanine equity. At all other times, we classify its preferred stock in stockholders’ equity. We subsequently measure mezzanine equity to redemption value when the instrument is redeemable or when it is probable the instrument will become redeemable. Initially, the redemption rights were not solely within our control because our Chief Executive Officer (CEO), William Mobley, was able to force us to redeem the shares for cash. Therefore, we classified the Series A Preferred Stock as mezzanine equity pursuant to ASC 480-10-S99 until the redemption feature was removed on September 26, 2024.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that we adopt as of the specified effective date. See Note 2 to the financial statements for a discussion of recently issued accounting pronouncements and their impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-29 comprising a portion of this report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, as a result of the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Material Weaknesses in Internal Control Over Financial Reporting

We have identified the following deficiencies in our internal control over financial reporting, which constitutes a material weakness as of June 30, 2026:

●	We lack proper review and approval controls, specifically with respect to complex equity transactions.

Remediation of Material Weaknesses

As of the date of this Annual Report, management has begun implementing measures designed to remediate the material weakness described above. Our remediation efforts include, among other things: (1) requiring a documented technical accounting analysis, prepared and reviewed by our third-party technical accounting services and approved by our Chief Financial Officer, before any complex or non-routine equity or debt transaction, including the issuance or modification of warrants or convertible instruments, is recorded; and (2) reporting such transactions and the related accounting conclusions to the Audit Committee at least quarterly.

We will consider the material weakness remediated after the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our current directors and executive officers as of the date of this Annual Report.

Name	Age	Position

William A. Mobley, Jr.	63	Chief Executive Officer and Chairman of the Board of Directors

Christopher Savine	68	Chief Operating Officer

Jonathan D. Morris	50	Chief Financial Officer, Principal Accounting and Financial Officer; Director

William P. Jennings, Jr	71	Director

Eric Seidel	63	Director

None of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years and that is material to the evaluation of the ability or integrity of any of our directors, director nominees or executive officers. The following is a brief biography of each of our named executive officers and directors. Everyone, except for our independent directors, William P. Jennings Jr. and Eric Seidel, currently works full-time for us, and we have no reason to believe that will change in the foreseeable future.

William A. Mobley, Jr. founded our Company in 2011 and has served as our Chief Executive Officer and Chairman since then. Before founding FreeCast, in 1999, Mr. Mobley formed Nextelligence, Inc., a technology solution and business management expertise provider, of which he is the Chief Executive Officer, a director and majority shareholder. Additionally, between 1993 and 2008, Mr. Mobley founded and was an officer and director of a number of online business solution companies, including Web2 Corp, Personal Portal Online, and World Commerce Online, and online media companies, including MegaMedia Networks and ImageCafe.com. Based on Mr. Mobley’s role as our founder, his position as the Chief Executive Officer, and his executive level experience in Internet-based media industries, our board of directors believes that Mr. Mobley has the appropriate set of skills to serve as a member of the board.

Christopher M. Savine has served as our Chief Operating Officer since May 2024. He was previously our Chief Financial Officer from April 2014 until May 2018. Mr. Savine was Chief Financial Officer at Pharmaceutic Litho and Label Co. from 2018 through 2020. Prior to initially joining FreeCast, Mr. Savine was the Executive Vice President and a segment Chief Financial Officer at Cenveo, Inc., a diverse $2 billion printing and packaging company, from 2009 to 2013. Prior to joining Cenveo, Mr. Savine served as Executive Vice President and Chief Financial Officer at Case Interactive Media, Inc. from 2007 to 2009. Prior thereto, he spent five years at RR Donnelley & Sons Company (formerly Moore Wallace, Inc.) as the Executive Vice President and Chief Financial Officer of an over $4 billion segment. From 2000 to 2002, Mr. Savine was Chief Financial Officer of Netscape Communications Corporation and played an important role in integrating Netscape into AOL. He later served as a Senior Vice President - Finance at AOL. Prior to joining Netscape, Mr. Savine was also Chief Financial Officer at PennNET and Imark Communications and Chief Financial Officer for 14 years with two subsidiaries of Capital Cities/ABC, Inc., a Walt Disney Company, and was an audit manager at Peat, Marwick, Mitchell & Co. (which later merged with Klynveld Main Goerdeler and became KPMG LLP). Mr. Savine earned an M.B.A. in Finance, a B.S. in Accounting and a B.A. in Economics from Saint Joseph’s University and was previously a Certified Public Accountant licensed in the state of Pennsylvania.

Jonathan Morris has served as our Chief Financial Officer and a member of our board of directors since May 29, 2020. Mr. Morris has over 23 years of experience as a finance executive, principal, operator and advisor. In addition to being a full-time employee of FreeCast and serving as our Chief Financial Officer, Mr. Morris advises a special purpose acquisition company, Twelve Seas Investment Co III, on a limited basis (approximately four hours per quarter) as a consultant and its Chief Financial Officer. Prior to joining us, Mr. Morris served as Chief Financial Officer at Imageware Systems, Inc. from May 2020 to December 2020, and from August 2015 to February 2020 he led principal investments and structuring as President and Senior Managing Director at a large private family office. Prior to that, at Blackstone Group, Inc., he focused on telecom and technology investments and served on the board of SunGard AS. From 2005 to 2012 Mr. Morris was part of the TMT Investment Banking Group of Credit Suisse. Mr. Morris began his career in 1997 within the private equity division of Lombard, Odier et Cie, private bank in Switzerland and subsequently went to work as an associate at GAIN Capital, a currency hedge fund from 1999 to 2003. Mr. Morris earned his B.S. in Economics and Finance from the University of Virginia and his M.B.A. from Georgetown University. Based on Mr. Morris’ position as the Chief Financial Officer, and his executive level financial experience, our board of directors believes that Mr. Morris has the appropriate set of skills to serve as a member of the board.

William P. Jennings, Jr. has served as a member of our board of directors since July 29, 2025. He was a consultant of ours for about six months, ending in January 2025, during which he advised us on setting up and maintaining disclosure controls and procedures over financial reporting in preparation for us becoming a public company. Prior to consulting for us, Mr. Jennings had entered retirement beginning in May 2023. Prior to retirement, Mr. Jennings was a consultant for RSM from January 2019 to April 2023 where he supported financial accounting outsourcing and controllership functions for clients across various sectors. From 2016 through 2018 Mr. Jennings was responsible for all financial reporting and accounting services at Senior Care Centers of America. Mr. Jennings previously held senior finance roles at IBM-acquired Fiberlink, Roch Capital, and Orthovita, where he led finance transformations, ERP implementations, and M&A support and as VP of Finance at Case Interactive Media / Asset International, led financial operations through multiple acquisitions during private equity-backed growth, helping transform the company into a global B2B data and media platform. Earlier in his career, served as Director of Financial Reporting at Capital Cities/ABC (Disney), overseeing consolidation and reporting for a $500M subsidiary with international operations. Mr. Jennings has over 30 years of experience guiding financial strategy, reporting and operational execution across public, private and PE-backed companies. Mr. Jennings has extensive experience in M&A support, system implementations and driving efficiency across sectors including SaaS, healthcare, media, and manufacturing. Mr. Jennings earned his B.A. in Criminal Justice from LaSalle University and his M.B.A. in Finance from Widener University. Mr. Jennings was also a Certified Public Accountant (retired 2021). Based on Mr. Jennings’ extensive experience in, and in-depth understanding of accounting and finance, our board of directors believes that Mr. Jennings has the appropriate set of skills to serve as a member of our board of directors.

Eric Seidel has served as a member of our board of directors since July 17, 2026. He is an experienced technology entrepreneur, public-company executive and civic leader. Since June 2025, when Mr. Seidel co-founded Bridgeworks AI, LLC, doing business as “Kinloom”, an artificial intelligence-enabled family legacy platform, he has served as Kinloom’s Chief Executive Officer. Prior to that, Mr. Seidel co-founded Web-Est in March 2008 and served as its President and Chief Executive Officer until Web-Est was acquired by The Beekman Group, a New York-based private equity firm, in January 2024. From January 2000 to January 2007, Mr. Seidel served as the President and Chief Executive Officer of eAutoclaims, Inc., a publicly traded provider of online claims-management solutions for the automobile insurance industry. He also served as a member of the board of directors of eAutoclaims from June 2000 to January 2008. Mr. Seidel previously served as Mayor and as a City Council Member of Oldsmar, Florida, and as President of JCI USA, also known as the United States Jaycees. He currently serves as a Trustee of the U.S. Junior Chamber of Commerce Foundation and chairs its Fundraising Committee. He also serves on the Board of Directors and Governmental Affairs Committee of the Upper Tampa Bay Regional Chamber of Commerce. Based on Mr. Seidel’s public-company, entrepreneurial, technology and leadership experience, our board of directors believes he has the appropriate skills to serve as a member of the board.

Family Relationships

There are no family relationships among our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership and changes in ownership of our equity securities.

Based solely on our review of the reports filed with the SEC and written representations, if any, from the reporting persons, we believe that during the fiscal year ended June 30, 2026, all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that William A. Mobley, Jr., our Chief Executive Officer and a director, and Nextelligence, Inc., a greater than 10% beneficial owner controlled by Mr. Mobley, each failed to timely file eight reports covering ten transactions. These transactions were subsequently reported on a joint Form 5 filed by Mr. Mobley and Nextelligence, Inc. on August 14, 2026.

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct that applies to our directors, officers and employees. A copy of this code is available on our website at https://freecast.com/investors/governance. We intend to disclose on our website any amendments to the Code of Ethics and Conduct and any waivers of the Code of Ethics and Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or people performing similar functions.

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers, employees, consultants, contractors and advisors, and by the Company, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Board Meetings

During the fiscal year ended June 30, 2026, our board of directors acted through meetings and unanimous written consents in accordance with Florida law and our bylaws.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee and a Compensation Committee. Our board of directors has adopted a written charter for the Audit Committee, but in reliance on the exemption available for controlled companies, the Compensation Committee does not have a written charter addressing the committee’s purpose and responsibilities. A copy of the charter for the Audit Committee is available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

 Audit Committee

The Audit Committee will be responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures

●	establishing procedures for the confidential or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-person transactions.

Our Audit Committee currently consists of William P. Jennings, Jr. and Eric Seidel. Rule 10A-3 under the Exchange Act required us to have one independent Audit Committee member when we became subject to Section 12 under the Exchange Act on February 11, 2026. The rule also requires us to have a majority of independent committee members after May 12, 2026, and all independent committee members after February 11, 2027. Nasdaq’s rules require Audit Committees to have a minimum of three members, in addition to being comprised only of independent directors. As a newly listed company, we are permitted to phase-in our compliance with the minimum three members requirement: (i) at least one member on the committee by the initial listing date; (ii) within 90 days of becoming a reporting company, at least two members must be on the committee; and (iii) within one year of becoming a reporting company, the committee must have at least three members. Our board of directors has affirmatively determined that William P. Jennings, Jr. and Eric Seidel each meet the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 and Nasdaq rules. Our board of directors has also affirmatively determined that William P. Jennings, Jr. qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The Compensation Committee will be responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	reviewing and approving the compensation of our directors and executive officers;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our Compensation Committee consists of Eric Seidel and William P. Jennings, Jr. As a controlled company, we are not required to have our Compensation Committee composed entirely of independent directors. However, the board of directors has determined that it is in our and the shareholders’ best interest that for the time being our Compensation Committee should be composed entirely of independent directors.

Risk Oversight

Our board of directors will oversee a company-wide approach to risk management. Our board of directors will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our board of directors will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Specifically, our Compensation Committee will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our Audit Committee will oversee management of financial risks, as well as potential conflicts of interests. Our board of directors will be responsible for overseeing the management of enterprise risks and risks associated with the independence of our board of directors.

Term of Office

Our current second amended and restated bylaws provide that the term of each director expires at the next annual meeting of shareholders following his or her election or until his or her successor is elected and qualifies.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended June 30, 2026, and 2025, to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary	Option Awards		All Other Compensation		Total

William A. Mobley, Jr.	2026	$250,000	$-		$30,000	(1)	$280,000
Chief Executive Officer	2025	$250,000	$-		$30,000	(1)	$280,000

Christopher Savine	2026	$225,000	$-		$-		$225,000
Chief Operating Officer	2025	$207,500	$83,200	(2)	$-		$290,700

Jonathan Morris	2026	$256,300	$-		$-		$256,300
Chief Financial Officer	2025	$256,300	$-		$-		$256,300

(1)	Consists of an automobile allowance.

(2)	Represents nonqualified stock options to purchase 12,504 shares of our Class A common stock, exercisable at $8.00 per share, and incentive stock options to purchase 24,996 shares of our Class A common stock, exercisable at $8.00 per share, issued in connection with entering into an employment agreement, effective May 13, 2024. The amount in the table above reflects the total stock-based compensation recorded during the fiscal year for the equity awards under ASC 718 stock-based compensation. See discussion of Stock Based Compensation, Warrants and Warrant Modifications in footnote 8 of the financial statements for further detail.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2026, about shares of our Class A common stock outstanding and available for issuance under our 2021 Incentive Award Plan.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under the current equity compensation plan
2021 Incentive Award Plan (1)(2)	849,448	$4.21	2,150,552

(1)	The plan was approved by our board of directors on June 25, 2021, for officers, employees, directors and consultants, and was approved by our shareholders on June 10, 2022.

(2)	The plan authorizes the granting of stock options and other awards to purchase up to 3,000,000 shares of our Class A common stock.

2021 Incentive Award Plan

We have adopted a 2021 Incentive Award Plan (“Award Plan”), which became effective on June 25, 2021, and was approved by our shareholders on June 10, 2022. The principal purpose of the Award Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The material terms of the Award Plan are summarized below.

Share Reserve. Under the Award Plan, 3,000,000 shares of our Class A common stock will be initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents or other stock or cash-based awards.

The following counting provisions will be in effect for the share reserve under the Award Plan:

●	to the extent that an award expires, lapses or is terminated, converted into an award in respect of shares of another entity in connection with a spin-off or other similar event, exchanged for cash, surrendered, repurchased or cancelled, in any case, in a manner that results in us acquiring the underlying shares at a price not greater than the price paid by the participant or not issuing the underlying shares, such unused shares subject to the award at such time will be available for future grants under the Award Plan;

●	to the extent shares are tendered or withheld to satisfy any tax withholding obligation with respect to any award under the Award Plan, such tendered or withheld shares will be available for future grants under the Award Plan;

●	to the extent shares subject to stock appreciation rights are not issued in connection with the stock settlement of stock appreciation rights on exercise thereof, such shares will be available for future grants under the Award Plan;

●	the payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the Award Plan; and

●	shares issued in assumption of, or in substitution for, any outstanding awards of any entity acquired in any form of combination by us or any of our subsidiaries will not be counted against the shares available for issuance under the Award Plan.

In addition, the sum of the grant date fair value of all equity-based awards and the maximum that may become payable pursuant to all cash-based awards to any individual for services as a non-employee director during any calendar year may not exceed $50,000.

Administration. The compensation committee of our board of directors is expected to administer the Award Plan unless our board of directors assumes authority for administration. The board of directors may delegate its powers to a committee, which, to the extent required to comply with Rule 16b-3, is intended to be composed of “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The Award Plan provides that the board of directors or leadership development, belonging and compensation committee may delegate its authority to grant awards other than to individuals subject to Section 16 of the Exchange Act or officers or directors to whom authority to grant awards has been delegated.

Subject to the terms and conditions of the Award Plan, the administrator has the authority to select the people to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the Award Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the Award Plan. Our board of directors may at any time remove the leadership development, belonging and compensation committee as the administrator and revest in itself the authority to administer the Award Plan.

Eligibility. Awards under the Award Plan may be granted to individuals who are then our officers, employees or consultants or are the officers, employees or consultants of certain of our subsidiaries. Such awards also may be granted to our directors. However, only employees of our company or certain of our subsidiaries may be granted incentive stock options, or ISOs.

Awards. The Award Plan provides that the administrator may grant or issue stock options, SARs, restricted stock, restricted stock unit awards, performance bonus awards, performance stock units, other stock- or cash-based awards and dividend equivalents, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

●	Non-statutory Stock Options, or NSOs, will provide for the right to purchase shares of our Class A common stock at a specified price which may not be less than fair market value on the date of grant, and usually will become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant’s continued employment or service with us and/or subject to the satisfaction of corporate performance targets and individual performance targets established by the administrator. NSOs may be granted for any term specified by the administrator that does not exceed ten years.

●	Incentive Stock Options, or ISOs, will be designed in a manner intended to comply with the provisions of Section 422 of the Code and will be subject to specified restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price of not less than the fair market value of a share of Class A common stock on the date of grant, may only be granted to employees, and must not be exercisable after a period of ten years measured from the date of grant. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the Award Plan provides that the exercise price must be at least 110% of the fair market value of a share of Class A common stock on the date of grant and the ISO must not be exercisable after a period of five years measured from the date of grant.

●	Restricted Stock may be granted to any eligible individual and made subject to such restrictions as may be determined by the administrator. Restricted stock typically may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions on vesting are not met. In general, restricted stock may not be sold or otherwise transferred until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, will have voting rights and will have the right to receive dividends, if any, prior to the time when the restrictions lapse; however, extraordinary dividends will generally be placed in escrow, and will not be released until restrictions are removed or expire.

●	Restricted Stock Units may be awarded to any eligible individual, typically without payment of consideration, but subject to vesting conditions based on continued employment or service or on performance criteria established by the administrator. Like restricted stock, restricted stock units may not be sold, or otherwise transferred or hypothecated, until vesting conditions are removed or expire. Unlike restricted stock, stock underlying restricted stock units will not be issued until the restricted stock units have vested, and recipients of restricted stock units generally will have no voting or dividend rights prior to the time when vesting conditions are satisfied.

●	Stock Appreciation Rights, or SARs, may be granted in connection with stock options or other awards, or separately. SARs granted in connection with stock options or other awards typically will provide for payments to the holder based upon increases in the price of our Class A common stock over a set exercise price. The exercise price of any SAR granted under the Award Plan must be at least 100% of the fair market value of a share of our Class A common stock on the date of grant. SARs under the Award Plan will be settled in cash or shares of our Class A common stock, or in a combination of both, at the election of the administrator.

●	Performance Bonus Awards and Performance Stock Units are denominated in cash or shares/unit equivalents, respectively, and may be linked to one or more performance or other criteria as determined by the administrator.

●	Other Stock- or Cash-Based Awards are awards of cash, fully vested shares of our Class A common stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of our Class A common stock. Other stock- or cash-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards. The administrator will determine the terms and conditions of other stock- or cash-based awards, which may include vesting conditions based on continued service, performance and/or other conditions.

●	Dividend Equivalents represent the right to receive the equivalent value of dividends paid on shares of our Class A common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are converted to cash or shares by such formula and such time as determined by the administrator. In addition, dividend equivalents with respect to an award subject to vesting will either (i) to the extent permitted by applicable law, not be paid or credited or (ii) be accumulated and subject to vesting to the same extent as the related award.

Any award may be granted as a performance award, meaning that the award will be subject to vesting and/or payment based on the attainment of specified performance goals.

The Award Plan also provides that unless otherwise provided by administrator or otherwise directed by the holder of an option or SAR, each vested and exercisable option and SAR outstanding on the automatic exercise date with an exercise price per share that is less than the fair market value per share as of such date will automatically be exercised on such date.

Adjustments of Awards. The administrator has broad discretion to take action under the Award Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our Class A common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations, and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our shareholders known as “equity restructurings,” the administrator will make equitable adjustments to the Award Plan and outstanding awards.

Change in Control. In the event of a change in control, unless the administrator elects to terminate an award in exchange for cash, rights or other property, or cause an award to accelerate in full prior to the change in control, such award will continue in effect or be assumed or substituted by the acquirer, provided that any performance-based portion of the award will be subject to the terms and conditions of the applicable award agreement. In the event the acquirer refuses to assume or replace awards granted, prior to the consummation of such transaction, awards issued under the Award Plan (other than any portion subject to performance-based vesting) will be subject to accelerated vesting such that 100% of such awards will become vested and exercisable or payable, as applicable. The administrator may also make appropriate adjustments to awards under the Award Plan and is authorized to provide for the acceleration, cash-out, termination, assumption, substitution or conversion of such awards in the event of a change in control or certain other unusual or nonrecurring events or transactions.

Amendment and Termination. The administrator may terminate, amend or modify the Award Plan at any time and from time to time. However, we must generally obtain shareholder approval to the extent required by applicable law, rule or regulation (including any applicable stock exchange rule), and generally no amendment may materially and adversely affect any outstanding award without the affected participant’s consent. Notwithstanding the foregoing, an option may be amended to reduce the per share exercise price below the per share exercise price of such option on the grant date and options may be granted in exchange for, or in connection with, the cancellation or surrender of options having a higher per share exercise price without receiving additional shareholder approval.

No incentive stock options may be granted pursuant to the Award Plan after the tenth anniversary of the effective date of the Award Plan. Any award that is outstanding on the termination date of the Award Plan will remain in force according to the terms of the Award Plan and the applicable award agreement.

Overview of Our Fiscal 2026 and 2025 Executive Compensation

Our executive compensation program consisted of the following components of compensation in fiscal years 2026 and 2025:

Base Salary. Each named executive officer receives a base salary for the expertise, skills, knowledge and experience they offer to our management team. Base salaries are periodically adjusted to reflect:

●	The nature, responsibilities, and duties of the officer’s position;

●	The officer’s expertise, demonstrated leadership ability, and prior performance;

●	The officer’s salary history and total compensation, including annual cash incentive awards and annual equity incentive awards; and

●	The competitiveness of the officer’s base salary.

Each named executive officer’s base salary for the fiscal year of 2026 and 2025 is listed in the 2026 and 2025 Summary Compensation Table.

Equity Incentive Awards.

We sold Mr. Morris, for $100, warrants to purchase 50,000 shares of our Class A common stock at an exercise price of $3.50 per share. The warrants vested ratably over 12 months from May 29, 2020, and expired on May 29, 2023. On June 15, 2023, we issued Mr. Morris new warrants to purchase 50,000 shares of our Class A common stock at an exercise price of $3.50 per share in exchange for the expired warrants. The 50,000 warrants also expired without being exercised, on December 31, 2025.

Pursuant to the Award Plan, we granted Mr. Savine options to purchase an aggregate of 37,500 shares of our Class A common stock at an exercise price of $8.00 per share on May 13, 2024. The options vest ratably over 24 months and may be exercised in whole or in part at any time or from time to time from the vesting date up to and including May 13, 2034.

Other Benefits. We are obligated to provide to one or more of the named executive officers with an automobile allowance. In the years ended June 30, 2026, and 2025, we paid Mr. Mobley an automobile allowance of $30,000.

 Employment Agreements

On July 1, 2013, we entered into an employment agreement with William A. Mobley, Jr., pursuant to which Mr. Mobley agreed to act as our Chief Executive Officer, which employment agreement was initially amended on July 1, 2014, and amended for a second time on July 1, 2019 (as amended, the “Mobley Employment Agreement”). Pursuant to the terms of the Mobley Employment Agreement, Mr. Mobley is entitled to receive an annual salary of $250,000 and an automobile allowance of $2,500 per month. An annual cash bonus may be paid at the discretion of our board of directors. Pursuant to the terms of the Mobley Employment Agreement, Mr. Mobley may only be terminated by us upon his death, disability or for cause, as defined in the Mobley Employment Agreement. The term of the Mobley Employment Agreement expired on June 30, 2024. We expect to enter into a new employment agreement with Mr. Mobley prior to the end of December 2026. Until then, both parties have verbally agreed that Mr. Mobley will continue to be employed, on a month-to-month basis, under the applicable terms and conditions of the Mobley Employment Agreement.

Effective May 13, 2024, we entered into an employment agreement with Mr. Christopher Savine to serve as our Chief Operating Officer (the “Savine Employment Agreement”). We subsequently entered into an amendment to the Savine Employment Agreement on November 15, 2024 (the “Amendment”). The initial term of the Savine Employment Agreement expired on May 12, 2025. The Savine Employment Agreement automatically renews on a month-to-month basis until either party terminates it. Under the Savine Employment Agreement, Mr. Savine received an annual salary of $200,000 during the initial one-year term. Beginning May 13, 2025, his annual salary was increased to $225,000. Beginning in January 2026, he receives a monthly stipend of $2,072 for health insurance premiums. In conjunction with Mr. Savine entering into the Savine Employment Agreement, we issued Mr. Savine a warrant to purchase 100,000 shares of our Class A common stock, exercisable at $2.00 per share, which vests ratably over 12 months from the date of issuance, and expires on May 13, 2027 (the “Warrant”). The Warrant was terminated and cancelled in connection with the Amendment. The Amendment also added a provision to the Savine Employment Agreement whereby Mr. Savine is eligible to receive a performance bonus payable in cash only in an amount equal to the fair market value of: (i) 112,500 shares; and (ii) 100,000 warrants for Class A common stock exercised on a cashless basis with an exercise price of $2.00 per share. To be eligible for the bonus, Mr. Savine must have been continuously employed during the initial term, and we must have successfully completed a liquidity event, which may occur after the initial term. A liquidity event is defined in the Savine Employment Agreement as either: (i) (a) a merger, consolidation, reorganization, or business combination; or (b) a sale or other disposition of all or substantially all of our assets in any single transaction or series of related transactions; or (ii) (a) a primary offering of our Class A common stock by us to the general public through an effective registration statement filed with the SEC; (b) simultaneous listing of our Class A common stock on any established stock exchange if such common stock was not already listed at the time of such offering; and (c) we receive net proceeds from the offering of not less than $20 million. If Mr. Savine becomes eligible for the bonus, it will be paid to him no later than five days after the later of: (a) the end of the initial term and (b) a liquidity event. We also granted Mr. Savine non-qualified stock options to purchase 12,504 shares of our Class A common stock, exercisable at $8.00 per share, and incentive stock options to purchase 24,996 shares of our Class A common stock, exercisable at $8.00 per share, in connection with entering into the Savine Employment Agreement. An annual bonus may be paid at the discretion of our board of directors. If Mr. Savine is terminated by us as a result of death, permanent disability or for cause, he shall receive payment in respect of compensation earned but not yet paid. If Mr. Savine is terminated by us other than due to his death, disability or for cause, he will receive as severance: (i) continued payment of three months of salary at the rate of $200,000 per annum; and (ii) all warrants and shares as defined in the Savine Employment Agreement shall immediately vest as of the date of termination. Under the Savine Employment Agreement, while Mr. Savine is employed by us and for a period of one year from and after the date that his employment by us ceases or terminates for any reason, he is prohibited from directly or indirectly competing against us.

Effective May 29, 2020, we entered into an employment agreement with Mr. Jonathan Morris to serve as our Chief Financial Officer (the “Morris Employment Agreement”). The initial term of the Morris Employment Agreement expired on May 29, 2021. The Morris Employment Agreement automatically renews on a month-to-month basis until either party terminates it. Under the Morris Employment Agreement, Mr. Morris received an annual salary of $250,000 during the initial one-year term, and he receives $250,000 per annum thereafter until a new extension is executed between the parties. Beginning in January 2026, he receives a monthly stipend of $924 for health insurance premiums. In conjunction with Mr. Morris entering into the employment agreement, we sold Mr. Morris, for $100.00, a warrant to purchase 50,000 shares of our Class A common stock, exercisable at $3.50 per share. The warrants vested ratably over 12 months from the effective date of the Morris Employment Agreement and expired on May 29, 2023. We issued Mr. Morris new warrants to purchase 50,000 shares of our Class A common stock in exchange for the expired warrants. The new warrants had the same exercise price as the expired warrants, were immediately exercisable and expired on December 31, 2025. Mr. Morris also has the option to receive additional warrants in lieu of a pro-rated portion of his annual salary on a one warrant per $2 basis. Each such additional warrant will also have an exercise price of $3.50, vest immediately and expire 36 months from the date of issuance. An annual bonus may be paid at the discretion of our board of directors. If Mr. Morris is terminated by us as a result of death, permanent disability or for cause, or if Mr. Morris terminates his employment for other than good reason, he shall receive payment in respect of compensation earned but not yet paid. If Mr. Morris is terminated by us other than due to his death, disability or for cause, or if Mr. Morris terminates his employment for good reason, he will receive as severance: (i) continued payment of 12 months of his base salary then in effect; (ii) a lump sum payment of the prorated portion of any bonus earned for that year; (iii) accelerated vesting of 50% of unvested warrants; and (iv) continued health insurance coverage then in effect for 12 months following the date of termination. Under the Morris Employment Agreement, while Mr. Morris is employed by us and for a period of one year from and after the date that his employment by us ceases or terminates for any reason, he is prohibited from directly or indirectly competing against us.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of June 30, 2026.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

William A. Mobley, Jr.	125,004	-	$4.00	June 24, 2031

Christopher Savine	37,500	-	(1)	(1)

Jonathan Morris	125,004	-	$4.00	June 24, 2031

(1)	On May 13, 2024, options to purchase 37,500 shares of Class A common stock at an exercise price of $8.00 per share were granted. Options vest ratably over 24 months and may be exercised at any time from the vesting date up to and including May 12, 2034. Beginning May 13, 2024, and continuing on the first day of each successive month until all of the options are vested, 1,563 options vest and become exercisable. All options have fully vested as of June 30, 2026.

Option Exercises and Stock Vested

No officers or directors exercised options, and no stock vested during the fiscal year ended June 30, 2026, except for stock options to purchase 15,625 shares of Class A common stock vested as a part of the 37,500 options granted disclosed in footnote (1) to the above table.

Non-Executive Director Compensation

The non-executive members of our board of directors do not currently receive any compensation. Our board of directors intends to establish a compensation package for the non-executive members of our board of directors in the next two fiscal quarters.

Timing of Grants of Certain Equity Awards

We do not have a formal policy regarding the timing of awards of options in relation to the disclosure of material nonpublic information. Awards of options, if any, are made by the Compensation Committee of our Board from time to time based on the facts and circumstances existing at the time and are not made pursuant to a predetermined schedule. In determining the timing and terms of option awards, our Compensation Committee does not seek to time such awards to take advantage of material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During the fiscal year ended June 30, 2026, we did not grant any stock options, stock appreciation rights or similar option-like awards to any named executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is set forth under Item 11 above under “Equity Compensation Plan Information” and is incorporated herein by reference.

The following table sets forth, as of September 25, 2026, certain information concerning the beneficial ownership of our common stock by: (i) each shareholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our Class A common stock and Class B common stock listed below have sole voting and investment power with respect to the shares shown. As of September 25, 2026, we had 50,787,414 shares of common stock outstanding (consisting of 36,861,774 shares of Class A common stock and 13,925,640 shares of Class B common stock outstanding).

	Amount and Nature of Beneficial Ownership
	Class A		Class B		% of Total
Name of Beneficial Owner (1)	Shares	% of Class	Shares	% of Class	Voting Power (2)
William A. Mobley, Jr. (3)	11,789,327	29.38%	14,050,644	100%	88.48%
Christopher Savine (4)	1,250,000	3.33%	-	-	*
Jonathan Morris (5)	125,004	*	-	-	*
William P. Jennings, Jr.	-	-	-	-	-
Eric Seidel	-	-	-	-	-
All officers and directors as a group (five people)	13,164,331	32.14%	14,050,644	100%	88.96%
Nextelligence, Inc. (6)	11,789,327	29.38%	-	-	3.47%

*	Indicates beneficial ownership of less than 1% of the outstanding shares of our Class A common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o FreeCast, Inc., 6901 TPC Drive, Suite 100, Orlando, Florida 32822.

(2)	Percentage of total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. The holders of our Class B common stock are entitled to 15 votes per share, and holders of our Class A common stock are entitled to one vote per share. See the section titled “Description of Capital Stock – Common Stock” for additional information about the voting rights of our Class A and Class B common stock.

(3)

Consists of: (i) 6,110,991 shares of Class B common stock held of record by Mr. Mobley; (ii) 125,004 shares of Class B common stock underlying immediately exercisable options held of record by Mr. Mobley; (iii) 7,782,970 shares of Class B common stock held of record jointly by Mr. Mobley and his spouse, Michele Mobley (iv) 8,530,613 shares of Class A common stock held of record and in street name by Nextelligence, for which Mr. Mobley is an officer, director and majority shareholder; (v) 3,258,714 shares of Class A common stock underlying an immediately convertible promissory note held by Nextelligence; (vi) 29,679 shares of Class B common stock held of record by Public Wire, LLC, of which Mr. Mobley is the manager and sole member; and (vii) 2,000 shares of Class B common stock held of record by Telebrands for which Mr. Mobley acts as trustee pursuant to a Voting Trust Agreement. Mr. Mobley may be deemed to be the beneficial owner of the securities held of record by Telebrands Corp. and subject to the Voting Trust Agreement by virtue of his position as trustee thereof. Mr. Mobley disclaims beneficial ownership of the securities held of record by Telebrands for which he acts as trustee pursuant to the Voting Trust Agreement.

(4)	Consists of: (i) 537,500 shares of Class A common stock held of record and in street name by Mr. Savine; (ii) 675,000 shares of Class A common stock underlying immediately exercisable warrants held of record by Mr. Savine; and (iii) 37,500 shares of Class A common stock underlying immediately exercisable options held of record by Mr. Savine.

(5)	Consists of: (i) 125,004 shares of Class A common stock underlying immediately exercisable options held of record by Mr. Morris.

(6)

Consists of: (i) 8,530,613 shares of Class A common stock held of record and in street name by Nextelligence; and (ii) 3,258,714 shares of Class A common stock underlying an immediately convertible promissory note held by Nextelligence. William A. Mobley, Jr. is the CEO, sole director and majority shareholder of Nextelligence.

Voting Trust Agreement

On October 15, 2012, we entered into a Voting Trust Agreement with Telebrands and William A. Mobley, Jr. The Voting Trust Agreement appoints Mr. Mobley as the trustee of all the shares of our Class B common stock owned by Telebrands at any time (the “Entrusted Shares”). Telebrands currently owns 2,000 shares of our Class B common stock. Telebrands had warrants to purchase up to 10,000,000 shares of our Class A common stock, but the last of such warrants expired on October 14, 2022. Pursuant to the Voting Trust Agreement, Mr. Mobley is entitled to exercise all rights relating to the voting and disposition of the Entrusted Shares, provided, however, Mr. Mobley is not allowed to effect a disposition or permit registration of the Entrusted Shares with the SEC or any state securities administrators unless Nextelligence, which is majority owned and controlled by Mr. Mobley, simultaneously effects a disposition or permits registration of an identical proportion of our voting securities held by Nextelligence on the same terms and conditions. In addition, Mr. Mobley may not permit a disposition or registration of any of our voting securities that Nextelligence holds unless he simultaneously effects a disposition or registration of an identical proportion of the Entrusted Shares on the same terms and conditions.

The term of such trust ends upon the earlier to occur, of: (i) Mr. Mobley ceases to be an affiliate of FreeCast, as defined in the Voting Trust Agreement; or (ii) the disposition of all of the Entrusted Shares.

We are obligated to indemnify Mr. Mobley against any liabilities, damages, claims, taxes, deficiencies, assessments, losses, penalties, interest, costs and expenses paid or incurred by him in connection with the Voting Trust Agreement, unless those paid or incurred are a result of the gross negligence, willful misconduct or bad faith of Mr. Mobley.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as disclosed below, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since July 1, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

(a) Transactions with Related Persons

On May 3, 2024, we entered into a convertible promissory note with Nextelligence for $1,000,000 that matured on May 3, 2025, with an interest rate of 12% per annum, and a default interest rate of 18% per annum. In lieu of repayment, at Nextelligence’s option, all or part of the outstanding principal and accrued interest was convertible into shares of our Class A common stock at a conversion price of $8.00 per share. Between May 30, 2024, and June 26, 2024, we borrowed an additional $1,075,000 from Nextelligence. On July 1, 2024, we repaid outstanding principal and accrued interest of $1,075,067. Between October 31, 2024, and December 11, 2024, we borrowed an additional $1,395,000 from Nextelligence. On December 13, 2024, we renewed and modified the May 3, 2024, note to include the additional loans. Between January 1, 2025, and June 3, 2025, we borrowed an additional $1,557,000 and made payments of $86,445 to Nextelligence. On July 26, 2025, Nextelligence converted the outstanding principal and accrued interest balance of $4,076,051 into 509,507 shares of our Class A common stock. The total amount of interest paid to Nextelligence in connection with this indebtedness during fiscal years ended June 30, 2026, and June 30, 2025, was $0.

In June 2023, we entered into verbal arrangements with two related party entities, Test Drive Live Inc. and Celebrity Cigars, Inc., which are not under common ownership control. William A. Mobley, Jr. serves as the President of both companies and is the sole director for Celebrity Cigars. Mr. Mobley’s son, Sean Mobley, is part of the management team of Celebrity Cigars. We provided FAST channel buildout services relating to the development and buildout of their respective channels. We also provide the platform on an ongoing basis for each company to stream their content. We charge each company a monthly fee based on a 15% markup of our cost of production, which includes labor, rent, out-of-pocket costs, etc. For the fiscal years ended June 30, 2026, and June 30, 2025, revenue generated from these agreements with Test Drive Live and Celebrity Cigars totaled $259,110 and $213,571, respectively.

In September 2025, we entered into a Data Services Agreement with Nextelligence, which is effective as of July 1, 2025. Under the agreement, we have access to and use of a proprietary marketing database and related analytical services Nextelligence either owns or licenses from Audience Acuity LLC, including customer profiling, audience targeting, and CRM support. The agreement imposes certain restrictions on our use of the data, including prohibitions on resale, reverse engineering and use in certain industries and applications. We paid a one-time fee of $120,000 and are required to pay a monthly fee of $10,000 for continued access to the data and services. The agreement has an initial three-year term, automatically renewing for successive one-year periods unless terminated in writing by either party not less than 30 days before the end of the initial term or subsequent term extension.  For fiscal year ended June 30, 2026, the total amount of fees we paid to Nextelligence was $130,000.

Between October 9, 2025, and November 21, 2025, Nextelligence provided aggregate funding to us totaling $1,500,000. Of this amount, $191,023 was remitted by Nextelligence on behalf of Celebrity Cigars, Inc. and Test Drive Live Inc. to fully satisfy their outstanding accounts receivable balances with us. As these entities are under common control, Nextelligence agreed to assume the obligations of both Celebrity Cigars, Inc. and Test Drive Live Inc. The remaining $1,308,977 was recorded as debt payable to Nextelligence.

On November 21, 2025, we entered into a revolving convertible promissory note with Nextelligence for up to $5 million that matured on June 30, 2026, with an interest rate of 12% per annum, and a default interest rate of 18% per annum. The initial principal amount of the note on November 21, 2025, was $1,315,552, consisting of the $1,308,977 debt payable mentioned above and accrued interest thereon of $6,575. On April 20, 2026, we entered into a renewal revolving convertible promissory note with Nextelligence for up to $5 million. This renewal note extended the maturity date to June 30, 2027, and changed the conversion price from $8 a share to the closing price of a share of Class A common stock on the Nasdaq Global Market on the most recent trading day prior to the date Nextelligence gives us written notice of conversion. In connection with our execution of the renewal note, Nextelligence delivered written notice to us of its election to convert $1,714,052 of outstanding principal into 484,354 shares of Class A common stock. The total amount of interest paid to Nextelligence in connection with this indebtedness during fiscal years ended June 30, 2026, and June 30, 2025, was $0. As of September 25, 2026, the aggregate outstanding principal balance of all loans under the renewal note is $3,679,451.

(b) Director Independence

We are a “controlled company” under Nasdaq corporate governance standards because more than 50% of the voting power of our combined common stock is held by William A. Mobley, Jr. A “controlled company” may elect not to comply with certain Nasdaq corporate governance standards, including the requirement that: (i) a majority of our board of directors consists of “independent directors,” as defined under Nasdaq rules; (ii) we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (iii) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. In reliance upon the foregoing exemptions, a majority of our board of directors currently does not consist of independent directors, we do not have a Nominating and Corporate Governance committee, and our Compensation Committee does not have a written charter. We may use any of these exemptions for so long as we are a controlled company. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

The “controlled company” exception does not modify the independence requirements for the Audit Committee, and we intend to comply with the requirements of Sarbanes-Oxley Act and Nasdaq. The rules of Nasdaq permit the composition of our Audit Committee to be phased-in as follows: (i) one independent committee member at the time our Class A shares are listed on Nasdaq; (ii) a majority of independent committee members after May 12, 2026; and (iii) all independent committee members after February 11, 2027. Thereafter, we will be required to have an Audit Committee composed entirely of independent directors. We currently have two independent directors on the Audit Committee and expect to have a third independent director on the Audit Committee prior to the end of 2026. If at any time we cease to be a “controlled company” under Nasdaq rules, our board of directors will take all action necessary to comply with the applicable Nasdaq rules, including appointing a majority of independent directors to our board of directors and establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

Our board of directors has reviewed the independence of our directors based on the listing standards of Nasdaq. Based on this review, our board of directors determined that William P. Jennings, Jr. and Eric Seidel are each independent within the meaning of Nasdaq rules. In making this determination, our board of directors considered the relationships that these non-employee directors have with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

Sadler, Gibb, and Associates served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ended June 30, 2026.

The table below presents the aggregate fees billed for professional services rendered by Sadler, Gibb, and Associates for the years ended June 30, 2026, and 2025, respectively.

Sadler, Gibb, and Associates

	2026	2025
Audit fees	$199,815	$189,450
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$199,815	$189,450

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual consolidated financial statements, quarterly reviews of our interim condensed financial statements, and services normally provided by Sadler, Gibb, and Associates in connection with regulatory filings or engagements for that fiscal period.

In the above table, “audit-related fees” consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” These services include consultation regarding accounting and financial reporting matters, as well as consent fees.

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of audit and permissible non-audit services and any associated fees. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting.

Since the formation of our Audit Committee on September 30, 2024, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

The following documents are filed as part of this Annual Report, as set forth on the Index to Financial Statements found below after the signature page.

●	Report of Independent Registered Public Accounting Firm	F-2
●	Balance Sheets as of June 30, 2026, and 2025	F-3
●	Statements of Operations for the years ended June 30, 2026, and 2025	F-4
●	Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2026, and 2025	F-5
●	Statement of Cash Flows for the years ended June 30, 2026, and 2025	F-6
●	Notes to Financial Statements	F-7

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits to this Annual Report

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of the Registrant	S-1	3.1	07/24/2024
3.1(b)	Amendment to Second Amended and Restated Articles of Incorporation of the Registrant, effective September 26, 2024	S-1	3.1(b)	11/01/2024
3.1(c)	Amendment to Second Amended and Restated Articles of Incorporation of the Registrant, effective December 26, 2024	S-1	3.1(c)	01/14/2025
3.2	Second Amended and Restated Bylaws of the Registrant	S-1	3.2	11/01/2024
4.1	Revolving Convertible Promissory Note made by FreeCast, Inc. in favor of Nextelligence, Inc., dated November 21, 2025	S-1	4.15	12/09/2025
4.2	Renewal Revolving Convertible Promissory Note made by FreeCast, Inc. in favor of Nextelligence, Inc., dated April 20, 2026	8-K	4.1	04/22/2026
4.3*	Description of FreeCast, Inc. Class A Common Stock
9.1	Voting Trust Agreement by and among William A. Mobley, Jr., FreeCast, Inc. and Telebrands Corp. dated October 15, 2012	S-1	9.1	02/18/2020
10.1	Data Services Agreement between FreeCast, Inc. and Nextelligence, Inc., effective as of July 1, 2025	S-1	10.29	09/30/2025
10.2	Equity Purchase Agreement between FreeCast, Inc. and Amiens Technology Investments, LLC, dated December 8, 2025	S-1	10.30	12/09/2025
10.3	Amendment to Equity Purchase Agreement between FreeCast, Inc. and Amiens Technology Investments, LLC, dated March 30, 2026	8-K	10.1	04/03/2026
19.1*	Insider Trading Policy
23.1*	Consent of Sadler, Gibb & Associates, LLC
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	FreeCast, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREECAST, INC.

Date: September 28, 2026	By:	/s/ William A. Mobley, Jr.
William A. Mobley, Jr.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following people on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Mobley, Jr.	Chief Executive Officer and Chairman of the Board of Directors	September 28, 2026
William A. Mobley, Jr.	(principal executive officer)

/s/ Jonathan Morris	Chief Financial Officer and Director	September 28, 2026
Jonathan Morris	(principal accounting and financial officer)

/s/ William P. Jennings, Jr.	Director	September 28, 2026
William P. Jennings, Jr.

/s/ Eric Seidel	Director	September 28, 2026
Eric Seidel

FREECAST, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of FreeCast, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FreeCast, Inc. (“the Company”) as of June 30, 2026, and 2025, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2019.

Draper, UT

September 28, 2026

FREECAST, INC.

BALANCE SHEETS

	June 30,	June 30,
	2026	2025

Current Assets:
Cash	$8,919,833	$549,249
Accounts receivable, net	131,467	131,432
Accounts receivable - related party	98,400	146,303
Prepaid assets – related party	40,000	-
Prepaid assets	155,371	-
Other current assets	79,105	46,314
Total current assets	9,424,176	873,298
Non-current assets:
Property and equipment, net	31,654	26,105
Prepaid assets, net of current portion – related party	40,000	-
Security deposits	126,145	126,145
Operating lease, right-of-use asset	269,325	362,968
Total non-current assets	467,124	515,218
Total assets	$9,891,300	$1,388,516

Current liabilities:
Accounts payable and accrued expenses	$2,972,265	$1,528,327
Accounts payable and accrued expenses - related party	547,059	330,108
Current portion of operating lease obligation	109,757	91,220
Current portion of deferred revenue	51,770	135,273
Note payable - current	99,476	-
Convertible Note Payable - Related Party	3,679,451	3,865,555
Total current liabilities	7,459,778	5,950,483
Long term liabilities:
Deferred revenue, net of current portion	435	2,705
Operating lease liabilities, net of current portion	179,079	288,836
Total long-term liabilities	179,514	291,541
Total liabilities	7,639,292	6,242,024

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A Preferred Stock, par value $0.0001, 4,000,000 shares issued and outstanding as of June 30, 2026, and June 30, 2025	400	400
Class A common stock, $0.0001 par value, 320,000,000 authorized; 28,988,755 and 25,947,813 shares issued and outstanding as of June 30, 2026, and June 30, 2025, respectively	2,900	2,596
Class B common stock, $0.0001 par value, 30,000,000 shares authorized; 13,925,640 and 13,937,640 shares issued and outstanding as of June 30, 2026, and June 30, 2025, respectively	1,393	1,394
Common stock subscriptions	8,018,358	-
Additional paid-in capital	213,920,455	190,377,303
Accumulated deficit	(219,691,498)	(195,235,201)
Total stockholders’ equity (deficit)	2,252,008	(4,853,508)
Total liabilities and stockholders’ equity (deficit)	$9,891,300	$1,388,516

The accompanying notes are an integral part of these financial statements.

FREECAST, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2026	2025
Net sales
Sales	$443,373	$406,255
Sales - related parties	267,509	221,894
Total revenue	710,882	628,149

Cost of revenue:
Cost of revenue	127,556	346,581
Total cost of revenue	127,556	346,581

Gross profit	583,326	281,568

Operating costs and expenses:
Compensation and benefits	6,140,956	5,482,968
Sales and marketing expense	329,762	524,930
General and administrative	6,791,058	8,029,108
Total operating expenses	13,261,776	14,037,006

Loss from operations	(12,678,450)	(13,755,438)

Other income (expense):
Interest income (expense), net	(357,355)	(301,327)
Other income (expense), net	(8,994)	(9,183)
Total other income (expense)	(366,349)	(310,510)

Net loss before income tax	$(13,044,799)	$(14,065,948)

Income tax expense (benefit)	-	-

Net loss	$(13,044,799)	$(14,065,948)

Deemed dividends attributable to warrant reissuance value	(11,411,498)	-
Net loss attributable to common shareholders	$(24,456,297)	$(14,065,948)

Net loss per common share - basic and diluted	$(0.62)	$(0.36)
Weighted average common shares outstanding - basic and diluted	39,521,011	39,376,087

The accompanying notes are an integral part of these financial statements.

FREECAST, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2026, AND 2025

												Total
	Redeemable Series A		Series A		Class A		Class B		Common	Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	(Deficit)
Balance as of June 30, 2025	-	$-	4,000,000	$400	25,947,813	$2,596	13,937,640	$1,394	-	$190,377,303	$(195,235,201)	$(4,853,508)
Stock based compensation										259,354		259,354
Class A common stock issued for cash					337,500	34				2,699,966		2,700,000
Class A common stock issued for services					125,000	13				999,987		1,000,000
Shares issued to settle common stock subscriptions with related party					509,507	51				4,076,000		4,076,051
Shares converted from Class B to Class A common stock					12,000	1	(12,000)	(1)				-
Class A common stock issued upon conversion of related party notes payable					1,806,935	180				3,763,872		3,764,052
Shares issued in connection with exercise of warrants					250,000	25				332,475		332,500
Common Stock Subscriptions received, net of offering costs									8,018,358			8,018,358
Deemed dividends attributable to warrant reissuance value										11,411,498	(11,411,498)	-
Net loss											(13,044,799)	(13,044,799)
Balance as of June 30, 2026			4,000,000	$400	28,988,755	$2,900	13,925,640	$1,393	$8,018,358	$213,920,455	$(219,691,498)	$2,252,008

Balance as of June 30, 2024	4,000,000	$120,000,000	-	$-	32,993,283	$3,299	6,154,670	$616	$-	$63,495,755	$(181,169,253)	$(117,669,583)
Stock based compensation										484,947		484,947
Shares issued to settle common stock subscriptions					187,500	19			(1,500,000)	1,499,981		-
Class A common stock subscription									1,500,000			1,500,000
Class A common Stock issued for cash					362,500	37				2,899,963		2,900,000
Class A common stock issued for cash to related party					187,500	19				1,499,981		1,500,000
Reclass from Class A common stock to Class B common stock					(7,782,970)	(778)	7,782,970	778				-
Reclass of Series A preferred stock from mezzanine to permeant equity	(4,000,000)	(120,000,000)	4,000,000	400						119,999,600		120,000,000
Warrants issued for services										497,076		497,076
Net loss											(14,065,948)	(14,065,948)
Balance as of June 30, 2025	-	$-	4,000,000	$400	25,947,813	$2,596	13,937,640	$1,394	$-	$190,377,303	$(195,235,201)	$(4,853,508)

The accompanying notes are an integral part of these financial statements.

FREECAST, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,044,799)	$(14,065,948)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization expense	17,650	24,902
Operating lease expense	93,643	83,707
Warrants issued for services	-	497,076
Stock-based compensation	259,354	484,947
Stock issued for services	1,000,000	-
Bad debt expense	1,632	31,295
Expenses paid on behalf of the Company	26,232	-
Changes in operating assets and liabilities:
Accounts receivable	(1,667)	(161,237)
Accounts receivable - related party	47,903	128,198
Prepaid assets – related party	(80,000)	-
Prepaid assets	(11,422)	-
Other current assets	(32,791)	(584)
Operating lease liability	(91,220)	(75,061)
Accounts payable and accrued expenses	1,443,938	611,991
Accounts payable and accrued expenses - related party	427,447	55,669
Deferred revenue	(85,773)	52,754
Net cash used in operating activities	(10,029,873)	(12,332,291)

Cash flows from investing activities:
Purchase of property and equipment	(23,199)	(26,882)
Net cash used in investing activities	(23,199)	(26,882)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock	2,700,000	4,400,000
Proceeds from issuance of Class A common stock - related party	-	1,500,000
Proceeds from Class A common stock subscriptions	8,329,808	-
Transaction fees payable from Class A common stock subscriptions	(311,450)
Proceeds from warrant exercise	332,500	-
Repayments on notes payable	(70,705)	-
Payments on finance lease	-	(546)
Proceeds from convertible note payable - related party	7,443,503	2,952,000
Repayments on convertible note payable - related party	-	(1,161,445)
Net cash provided by financing activities	18,423,656	7,690,009

Net change in cash	8,370,584	(4,669,164)
Cash, beginning of period	549,249	5,218,413
Cash, end of period	$8,919,833	$549,249

Non-cash investing and financing activities:
Shares issued upon conversion of related party convertible notes	$7,840,106	$778
D&O Insurance Policy Financing	$143,949	$-
Deemed dividend for warrant reissuance	$11,411,498	$-
Reclassification of Series A temporary equity to stockholder’s equity	$-	$120,000,000

The accompanying notes are an integral part of these financial statements.

FREECAST, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026, and 2025

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

Liquidity and Capital Resources

The Company has incurred recurring losses from operations since inception, accumulating a deficit of approximately $220 million as of June 30, 2026. For the years ended June 30, 2026, and 2025, the Company incurred a net loss of approximately $13.0 million and $14.1 million, respectively. The Company may continue to incur losses and negative cash flows from operations as it executes its growth strategy and expands its business operations.

Since the inception of the Company in 2011, the operations of the Company have been funded primarily through sales of Class A common stock to private investors, debt financing and exchange of Class A common stock for services received by the Company. Management plans to continue raising additional capital through the sale of equity and debt securities, along with exploring additional avenues to increase revenues. To the extent that the Company raises additional funds by issuing equity securities, the Company’s shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business.

On July 2, 2026, the Company entered into a Securities Purchase Agreement with a group of accredited investors pursuant to a private placement financing. Prior to entering into the agreements, the Company received approximately $8.0 million of net proceeds during fiscal 2026, which were recorded as common stock subscriptions as of June 30, 2026. The private placement generated aggregate gross proceeds of approximately $23.7 million and net proceeds of approximately $22.3 million after placement agent commissions and offering costs. Management believes the net proceeds from the financing provide sufficient liquidity to fund the Company’s planned operations, working capital requirements, and capital expenditure needs for at least the twelve-month period following the issuance of these financial statements. Accordingly, the accompanying consolidated financial statements have been prepared on a going concern basis.

While the Company has incurred recurring operating losses and negative cash flows from operations, management concluded that the July 2026 financing and related liquidity available to the Company alleviate any substantial doubt regarding the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Use of Estimates

The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosure in the accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: accounts receivable realization, the valuation allowance on deferred tax assets, the valuation of the Company’s Class A common stock, options, warrants and revenue recognition.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of year or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of year ended or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. As of June 30, 2026, the Company’s cash balance exceeded the FDIC insured limit by $8.7 million.

Accounts receivable

Accounts receivable are unsecured and are derived from revenue earned from customers. The Company estimates expected credit losses on accounts receivable in accordance with ASC 326, Financial Instruments-Credit Losses. The allowance for credit losses is based on historical collection experience, current economic conditions, customer-specific risk factors, and reasonable and supportable forecasts regarding future collectability. The Company evaluates the adequacy of the allowance each reporting period. Accounts are written off when management determines collection is not probable. Recoveries of amounts previously written off are recorded when received. The Company recognized bad debt expense for the years ended June 30, 2026, and 2025 of $1,632 and $31,295, respectively. The allowance for credit losses was $32,964 and $31,332 as of June 30, 2026, and 2025, respectively.

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

Segment Reporting

The Company operates as a single operating and reportable segment. The Chief Executive Officer serves as the Company’s chief operating decision maker and evaluates operating performance and allocates resources on a consolidated basis.

Going Concern

Management evaluates whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued in accordance with ASC 205-40, Presentation of Financial Statements - Going Concern.

Debt and Convertible Notes

Debt obligations are recorded at the amount of proceeds received, net of discounts, premiums and issuance costs. Convertible instruments are evaluated to determine whether embedded conversion or other features require separate accounting under applicable accounting guidance. Interest expense is recognized using the effective interest method.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes,” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FASB issued ASC 740-10 “Accounting for Uncertainty in Income Taxes”. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Preferred Stock

The Company classifies preferred stock as temporary equity or permanent equity based on the specific terms of the instrument and applicable accounting guidance. Preferred stock that is redeemable upon the occurrence of events that are outside the Company’s control is classified as mezzanine equity. Preferred stock that is not redeemable and does not otherwise meet the criteria for temporary equity classification is presented within stockholders’ equity.

Equity Issuance Costs

Incremental costs directly attributable to an equity offering are deferred when the offering is considered probable of completion. Upon completion of the offering, such costs are recorded as a reduction of the related proceeds within additional paid-in capital. Costs associated with abandoned or unsuccessful equity offerings are expensed as incurred.

Warrants and Other Equity-Classified Instruments

The Company evaluates warrants and other freestanding financial instruments to determine whether they should be classified as equity or liabilities in accordance with applicable accounting guidance. Instruments classified as equity are recorded within stockholders’ equity and are not subsequently remeasured. Instruments classified as liabilities are initially recorded at fair value and remeasured at each reporting date, with changes in fair value recognized in earnings. The Company evaluates reissuances, modifications and exchanges of outstanding warrants to determine the appropriate accounting treatment, including the measurement of any incremental fair value. Incremental fair value is recognized based on the nature of the transaction and may be recorded as stock-based compensation expense, debt issuance costs, equity issuance costs, or deemed dividends.

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

	For the years ended
	June 30,
	2026	2025
Membership (1)	$56,311	$132,950
FAST Revenue – related parties (2)	267,509	221,894
Ad Revenue (3)	385,602	271,638
Other Revenue	1,460	1,667
Total	$710,882	$628,149

(1)	Membership sales refer to customers purchasing premium content through our SmartGuide for varying fees and recognized on a gross basis over the service period determined.

(2)	We provide end-to-end software solutions for development of FAST (Free Ad-Supported TV) channels to customers such as content creation, production, video studio rental, etc. to aid in the creation of content for their channels and a platform fee for distributing the channel. Revenue is recognized at the point in time the services are performed for the development of FAST channels. We charge a monthly platform fee for distributing the FAST channel on our platform. We recognized related party revenue of $267,509 for the year ended June 30, 2026.

(3)

During the year ended June 30, 2026, the Company recognized $385,602 of advertising revenue from the sale of advertising inventory, connected television (“CTV”) advertising campaigns, media planning, content distribution, channel promotion, and related digital media services. Revenue is recognized as performance obligations are satisfied and the related advertising, promotional, and media services are delivered.

Included in advertising revenue was approximately $138,000 recognized under the Del Air Media Plan Agreement for media planning, audience targeting, creative development, lead-generation services, campaign optimization, and media distribution activities. The Company also recognized approximately $125,000 under the prior LaunchThat advertising and media services agreement for discovery, development, testing, creative production, and media distribution services. In addition, the Company recognized approximately $100,000 under the LaunchThat Programmatic Advertising Insertion Order for programmatic advertising, streaming television, connected television (“CTV”) advertising inventory, creative development, production services, and channel launch activities; approximately $10,000 under the NHK World-Japan Insertion Order for brand awareness and advertising delivery services; and approximately $12,500 under the CCTV News Content Co., Ltd. Internet Distribution Agreement related to content distribution, channel promotion, audience development, and advertising monetization services recognized over the applicable contractual service period. Revenue associated with these arrangements was recognized as the related performance obligations were satisfied.

Subscription Membership Revenue

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

Ad Revenue

Ad Platform Revenue

FreeCast is an agent in transactions on its FreeCast Ad Exchange platforms. The Company acts as an intermediary between DSPs and non-owned and operated publishers by providing access to a platform that allows both parties to transact in the buying and selling of ad inventory. The transaction price is determined through a real-time auction, and the Company has no pricing discretion or obligation related to the fulfillment of the advertising delivery

The Company generally invoices buyers at the end of each month for the full purchase price of ad impressions monetized in that month. Accounts receivables are recorded at the amount of gross billings for the amounts the Company is responsible to collect, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

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

Revenue from such contracts is presented separately from “Other Revenue” due to its materiality and distinct nature

Deferred Revenue – Ad Agency Revenue

For the Ad Agency revenue stream, the Company provides demand partners with access to the FreeCast Ad Platform, enabling real-time bidding on advertising inventory. Revenue is recognized at a point in time when a transaction is completed—specifically, when a bid is won and the client’s purchase occurs through the platform. Amounts invoiced in advance of the completion of these transactions are recorded as deferred revenue and recognized as revenue when our performance obligation is satisfied.

Advertising & Media Revenue

The Company generates Advertising & Media Revenue from: (i) direct advertising campaign arrangements in which customers purchase advertising inventory and promotional services through the Company’s owned and operated streaming television, connected television (“CTV”), mobile, web and related digital media properties; and (ii) content distribution, channel promotion, audience development, carriage fee and advertising monetization arrangements involving third-party channel partners. Representative arrangements include LaunchThat, Del Air, NHK World-Japan and CCTV News Content Co., Ltd.

Revenue is generally recognized over time as advertising campaign delivery services, content distribution services, channel promotion services and audience development services are provided. Fixed campaign fees and carriage fees are recognized over the applicable service period, while revenue-sharing arrangements are recognized as the underlying advertising activities occur and become measurable.

Other Revenue

Other revenue consists primarily of licensing, referral fee, and other miscellaneous revenue streams. Revenue is recognized when the related performance obligations are satisfied in accordance with ASC 606. Other revenue was not material for the years ended June 30, 2026, and 2025.

Deferred Revenue

Deferred revenue consists principally of prepaid but unrecognized membership revenue and advertising fees received or billed in advance of the delivery of services. The Company may pay sales incentives, in cash or by issuing equity instruments, to distributors of its memberships. Such sales incentives are not recognized as deferred revenue; rather, they are recognized in current operations when issued, regardless of amounts in deferred revenue that may have resulted from the distributor’s efforts. Deferred revenue primarily consists of memberships purchased upfront and recognized ratably over the applicable service period.

Advertising and media contracts generally have durations of less than one year and revenue is recognized as the related performance obligations are satisfied. As of June 30, 2026, the Company had deferred revenue of approximately $52,000, substantially all of which is expected to be recognized as revenue within the next twelve months. During the year ended June 30, 2026, the Company recognized approximately $125,000 of revenue that was included in deferred revenue as of June 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents of the Company are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheet. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2026, the Company’s cash balance exceeded the FDIC insured limit by $8,669,883.

As of June 30, 2026, the Company had two customers, SportX LLC and related party customer Celebrity Cigars, Inc., representing 63.6% and 35.5%, respectively, of the Company’s receivables. As of June 30, 2025, the Company had two customers, SportX LLC and related party customer Celebrity Cigars, Inc., representing 51.1% and 44.5%, respectively, of the Company’s receivables.

As of June 30, 2026, the Company had three customers, Launch That, related party customer Celebrity Cigars, Inc., and Del Air, representing 31.7%, 30.2% and 19.4%, respectively, of the Company’s revenues. As of June 30, 2025, the Company had two related party customers, Test Drive Live Inc. and Celebrity Cigars, Inc., representing 13.7% and 20.3%, respectively, of the Company’s revenues.

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

Sales and Marketing

Sales and marketing consist primarily of contracts with third-party operators as well as employee-related costs, including, and commissions related to employees in sales, sales support and marketing departments. In addition, sales and marketing expenses include external sales and marketing expenses such as third-party marketing, branding, advertising, public relations expenses, commissions, facilities-related expenses, and infrastructure costs.

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

Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The following table provides the number of Class A common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, for the fiscal years ended June 30, 2026, and 2025, respectively.

	For the Fiscal Year Ended June 30,
	2026	2025
Convertible debt and liabilities	702,779	503,549
Options	849,448	953,892
Warrants	3,451,060	8,056,087
Total	5,003,287	9,513,528

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 during fiscal 2026. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows, but resulted in additional income tax disclosures in the notes to the financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 during fiscal 2025. The adoption primarily impacts disclosure requirements and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Segment Reporting

The Company operates as a single operating and reportable segment. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s operations are organized as a single segment because the nature of its products and services, production processes, customer base, distribution methods and economic characteristics are similar. Accordingly, the Company has one operating and reportable segment.

Note 4 – Property and Equipment

Property and equipment, net consisted of the following:

	June 30,	June 30,
	2026	2025

Property and equipment	$198,464	$175,265
Less: accumulated depreciation	(166,810)	(149,160)
Property and equipment, net	$31,654	$26,105

Depreciation expense was $17,650 and $24,902 for the years ended June 30, 2026, and 2025, respectively, and is classified in general and administrative expenses in the Statements of Operations.

Note 5 – Debt

Convertible Note’s Payable – Related Party

In June 2016, the Chief Executive Officer of the Company (“CEO”), William Mobley, loaned the Company $111,000, at an interest rate of 12% per annum. The loan matured on December 31, 2017, and the note is convertible into shares of Class B common stock at a conversion price of $0.50 per share.

The note was converted on March 29, 2024. As of March 29, 2024, and June 30, 2023, accrued interest charges related to this loan were $25,020 and $19,003, respectively. The outstanding principal and accrued interest balance on March 29, 2024, of $92,068 was converted into 184,136 shares of Class B common stock. As of June 30, 2026, the outstanding principal and interest due to William Mobley was $0.

On May 3, 2024, the Company signed a convertible promissory note with Nextelligence in the principal amount of $1,000,000. The note accrued interest at 12% per annum and was due and payable no later than May 3, 2025. At Nextelligence’s option, all or part of the outstanding principal and accrued interest may be converted into shares of our Class A common stock at a conversion price of $8.00 per share. On July 1, 2024, the Company repaid $1,075,000 on the convertible promissory note with related party Nextelligence. On December 13, 2024, the Company renewed and modified the original May 3, 2024, note to incorporate additional borrowings. On July 26, 2025, the Company approved the conversion of all outstanding principal and interest into common shares at a conversion price of $8 per share. The conversion was accounted for as settlement of a stock subscription with no gain or loss recognized. The principal of $3,865,555 and accrued interest of $210,496, total of $4,076,051 was converted into 509,507 shares of Class A common stock.

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

On April 20, 2026, the Company renewed and modified its revolving convertible promissory note with Nextelligence, Inc, a related party majority owned by the Company’s Chief Executive Officer. The renewed note bears interest at 12% per annum, matures on June 30, 2027, and is convertible at the holder’s option into shares of the Company’s Class A common stock at a conversion price equal to the closing price of the Company’s Class A common stock on the Nasdaq Global Market on the most recent trading day before conversion. The Company accounted for the renewal as a debt modification. The Company determined that the embedded conversion feature does not require bifurcation as a derivative liability because the feature settles a fixed monetary amount of debt in shares at contemporaneous market value.

Between the date of the executed agreement on November 21, 2025 and June 30, 2026, the Company has received an additional $6,127,951. Additionally, Nextelligence elected to convert a total of $3,764,052 into common stock throughout the period. As of June 30, 2026, the total outstanding principal is $3,679,451 and the accrued interest balance is $256,111 for a total outstanding balance of $3,945,562.

Notes Payable – D&O Insurance Financing

On March 12, 2026, the Company entered into an agreement with Capital Premium Financing to provide financing in an aggregate amount of $143,949 for the insurance premium associated with a D&O policy. The policy commenced March 12, 2026, and provided coverage for the next 12 months, expiring March 12, 2027. The loan bears interest at a 13.95% rate per annum. We are required to pay monthly principal and interest of approximately $24,977 paid over 6 months, with the final payment on September 12, 2026.

Notes Payable – Due to John Francis

During 2026, the Company’s automatic payment for a monthly insurance premium in the amount of $26,232 was returned due to insufficient funds. To prevent a lapse in coverage and avoid potential late fees, John Francis, the Company’s insurance agent, remitted the payment on the Company’s behalf. As a result, the Company recorded a payable to John Francis of $26,232 as of June 30, 2026. The amount is non-interest bearing, unsecured, and due on demand. The full principal balance was recorded as Notes payable – current on the balance sheet.

Note 6 – Stockholders’ Equity (Deficit) and Mezzanine Equity

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

As of June 30, 2026, and 2025, there were 4,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

On May 16, 2024, in conjunction with the Reverse Split and Amendment, the Company’s largest shareholder Nextelligence, Inc., which is a related party and controller by the Company’s CEO, agreed to forfeit and cancel 20,000,000 shares of Class A common stock in exchange for the issuance of 4,000,000 shares of Series A preferred stock.

The Company determined the Series A Preferred Stock is classified as temporary mezzanine equity because the redemption rights are not solely within the Company’s control because the Company’s CEO, William Mobley is able to force the Company to redeem the shares for cash. Accordingly, the Company classifies the Series A Preferred Stock as mezzanine equity pursuant to ASC 480-10-S99. The Company accounted for the issuance of the Series A Preferred Stock at its fair value of $115,000,000. Subsequently, the Company has adjusted the carrying value of the Series A Preferred shares to its maximum redemption amount, which is $30 per share or $120,000,000 in the aggregate, given the instrument is currently redeemable.

The initial fair value of the Series A Preferred Stock was valued using a discounted cash flow and back solve method to determine $28.75 per share or $115,000,000 in the aggregate. The significant inputs were as follows: perpetual growth rate of 3%, market change factor of 5.8%, liquidity event of 1 year, volatility of 71.69% and risk-free rate of 5.13%. The accretion of $5,000,000 to redemption value was recorded as a deemed dividend and is disclosed on the statement of operations.

On September 26, 2024, the Company amended the Series A Preferred Stock to remove the redemption right by the Company pursuant to an amendment to the Company’s articles of incorporation filed with the Florida Secretary of State, and effective, on September 26, 2024.

On December 26, 2024, the Company amended the terms and conditions of the Series A Preferred Stock to replace the deemed liquidation triggered by a change in control with an ordinary liquidation. In conjunction with this amendment, the Company reclassified the Series A Preferred Stock from mezzanine equity to permanent equity because the features giving rise to mezzanine equity classification, the redemption right and the deemed liquidation, have been removed as part of the amendment.

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

Common Stock

As of June 30, 2026, the Company is authorized to issue 320,000,000 shares of Class A common stock and 30,000,000 shares of Class B common stock at a par value of $0.0001 per share.

As of June 30, 2026, and June 30, 2025, the Company had shares of Class A common stock outstanding of 28,988,755 and 25,947,813, respectively. As of June 30, 2026, and 2025, the Company had shares of Class B common stock outstanding of 13,925,640 and 13,937,640, respectively.

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

Shares of Class B common stock may only be issued to and held by William A. Mobley, Jr. personally or jointly with his spouse, and certain permitted entities owned or controlled by Mr. Mobley, or for which he has sole disposition and voting power over shares held by such entities, other than Nextelligence (each, a “Class B Holder”). Any issuance by us of Class B shares to anyone other than a Class B Holder is immediately null and void, and of no legal validity, force, or effect. Unless a Class B Holder requests to receive Class A shares, any issuance of common stock by us to a Class B Holder will be shares of Class B common stock. If a Class B Holder purchases or otherwise acquires or receives any shares of Class A common stock from a person or entity other than us, upon receipt thereof such shares of Class A common stock shall automatically be reclassified as and become an equal number of shares of Class B common stock. As of June 30, 2026, and 2025, William A Mobley, Jr. the Company CEO and Majority owner has 13,925,640 and 13,937,640 Class B shares outstanding, respectively, which is 100% of the Class B shares outstanding as of both reporting periods.

Class A Common Stock Subscriptions

During the year ended June 30, 2026, the Company received approximately $8.0 million in net proceeds from investors pursuant to securities purchase agreements involving pre-funded warrants. The transaction had not yet closed, and the related warrants had not been issued as of June 30, 2026. Accordingly, the proceeds were recorded as Common stock subscriptions within stockholders’ equity. The balance was adjusted for associated offering and financing costs related to the transaction and will be reclassified to additional paid in capital upon issuance of the underlying warrants. Any subsequent exercises will be accounted for on an individual basis for the number of underlying shares of common stock issued in exchange for the warrants. The deposits related to this transaction are associated with the future issuance of 2,776,600 pre-funded warrants.

In the year ended June 30, 2025, the Company received deposits in the amount of $1,500,000 for 187,500 Class A common shares to be issued pursuant to securities purchase agreements. These common shares were issued in January and February 2025.

During the year ended June 30, 2025, pursuant to the common stock subscription agreements, the Company issued 362,500 shares of Class A common stock at $8.00 per share for a total of $2,900,000.

During the year ended June 30, 2025, pursuant to the common stock subscription agreements, the Company issued 187,500 shares of Class A common stock at $8.00 per share for a total of $1,500,000 to related parties.

Class A common stock issuance

During the year ended June 30, 2026, the Company received deposits from three third party investors in the amount of $2,700,000 for 337,500 Class A common shares to be issued pursuant to the securities purchase agreement. These common shares were issued in July 2025.

Additionally, during the year ended June 30, 2026, the Company issued 1,806,935 shares to a related party in exchange for the conversion of a convertible related party note payable at various conversion prices between $1.55 and $4.00 per share. The principal of $3,764,052 was converted into 1,806,935 shares of Class A common stock (See Note 5).

On July 26, 2025, the Company approved the conversion of all outstanding principal and interest on a related party convertible note payable into common shares at a conversion price of $8 per share. The principal of $3,865,555 and accrued interest of $210,496, total of $4,076,051 was converted into 509,507 shares of Class A common stock (See Note 5).

On September 25, 2025, the Company issued 125,000 shares of its Class A common stock at $8 per share for a total value of $1,000,000 to Maxim Partners LLC (“Maxim”) in connection with its affiliate’s engagement as a financial advisor to assist with certain aspects of the Company’s direct listing process. The $1,000,000 issuance for services performed was deferred and resulted in a net effect of $0 on the Stockholder’s deficit as of December 31, 2025. Initially, the Company recorded an increase in common stock for the par value of the shares of $13 and reduced Additional Paid in Capital for the same amount. The advisory services contracted to be provided by Maxim’s affiliate include strategic guidance on listing objectives, structural planning, and investor communication strategy, with the penultimate service being the official direct listing. During the year ended June 30, 2026, the direct listing happened, which completed Maxim’s duties to perform contracted services. As a result, the Company recorded the $1,000,000 as stock-based compensation expense and an increase to Additional Paid in Capital for the same amount.

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

During the year ended June 30, 2025, the Company amended Mr. Savine’s employment agreement on November 15, 2024, to terminate the warrants in consideration for a cash bonus that is contingent upon a Liquidity Event as defined in Note 8. The termination of the warrants was treated as a cancellation and all previously unrecognized compensation cost of $352,814 was recognized on November 15, 2024, the date of cancellation.

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

On April 8, 2026, the Company issued warrants to purchase an aggregate of 6,743,587 shares of its Class A common stock at an exercise price of $4.25 per share, exercisable through May 15, 2026. On May 15, 2026, the Company amended the warrants to reduce the exercise price from $4.25 to $1.33 per share and extend the expiration date from May 15, 2026, to May 22, 2026. The amendment also permitted certain holders with aggregate exercise prices exceeding $200,000 to pay 25% of the exercise price upon exercise and the remaining 75% by June 19, 2026. During the extension period, holders exercised 250,000 warrants for aggregate cash proceeds of $332,500. The remaining warrants expired unexercised on May 22, 2026.

The value of the Warrants was calculated using the Black-Scholes-Merton option pricing model. The fair value of the Warrants as of April 8, 2026, was calculated at $9,550,942. The incremental fair value attributable to the Warrant Modification, which was measured at the amount equal to the change in fair value of the warrants immediately before and immediately after the Warrant Modification, was calculated at $1,860,556. The fair value of the warrants immediately before the Warrant Modification was determined to be $0 because the warrants were set to expire on the amendment day. Accordingly, the aggregate fair value attributable to the issuance and subsequent modification was $11,411,498.

The aggregate fair value attributable to the issuance and subsequent modification of the warrants, all of which were held by non-employees, was treated as a deemed dividend and is reflected as “Deemed dividend on warrant reissuance and modification” in the accompanying statement of operations. Accordingly, the issuance and subsequent modification were recorded as an increase in additional paid-in capital with a corresponding decrease to retained earnings.

The Company utilized the closing market price of our Class A common stock to determine its fair value as of the respective measurement dates. The fair value of a share of our Class A common stock was $4.08 as of April 8, 2026, and $1.44 as of May 15, 2026. The significant inputs used to value the Warrants as of April 8, 2026, included expected volatility of 292.90%, an expected term of approximately 0.10 years, a risk-free interest rate of 3.67% and an expected dividend yield of 0%. The significant inputs used to measure the incremental fair value attributable to the Warrant Modification as of May 15, 2026, included expected volatility of 284.21%, expected terms of approximately 0 years immediately before the modification and approximately 0.019 years immediately after the modification, a risk-free interest rate of 3.71% and an expected dividend yield of 0%.

On June 30, 2026, the Company received net deposits of $8,018,358 related to 2,776,600 pre-funded warrants that were issued as a part of the PIPE financing transaction that closed on July 2, 2026.

The following is a summary of outstanding stock warrants as of the years ended June 30, 2026, and 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Warrants outstanding as of June 30, 2024	8,156,087	$4.72	1.7	$26,716,879
Warrants exercisable as of June 30, 2024	8,069,238	$4.75	1.7	$26,195,785
Issued	-	-	-
Expired and forfeited	(100,000)	-	-
Exercised	-	-	-
Warrants outstanding as of June 30, 2025	8,056,087	$4.76	0.7	$26,116,879
Warrants exercisable as of June 30, 2025	8,056,087	$4.76	0.7	$26,116,879
Issued	6,743,587	-	-
Expired and forfeited	(13,874,674)	-	-
Exercised	(250,000)	-	-
Warrants outstanding as of June 30, 2026	675,000	$1.20	1.3	$3,726,000
Warrants exercisable as of June 30, 2026	675,000	$1.20	1.3	$3,726,000

Exercise Price ($)	Warrants outstanding as of June 30, 2026	Warrants outstanding as of June 30, 2025

$0.50	-	137,017
$1.20	675,000	675,000
$1.33	-	100,000
$3.50	-	2,458,446
$6.00	-	4,718,125
$8.00	-	67,500
	675,000	8,056,087

Stock Based Compensation - Stock Options

Effective June 25, 2021, the Board of Directors of FreeCast Inc. adopted the 2021 Equity Incentive Plan, (the “Incentive Plan”). The plan provides for both incentive stock options and non-qualified stock options to officers, directors, employees, and consultants of the Company. The plan authorized 3,000,000 awards to be granted under the Incentive Plan of which 2,150,552 remain available to be granted as of June 30, 2026. The Incentive Plan expires on June 25, 2031.

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

The following is a summary of outstanding stock options as of June 30, 2026, and 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Options outstanding as of June 30, 2024	932,592	$4.05	7.43	$3,683,808
Options exercisable as of June 30, 2024	806,614	$3.99	7.03	$-
Issued	127,410	7.86	9.28	-
Canceled	(106,110)	-	-	-
Expired	-	-	-	-
Options outstanding as of June 30, 2025	953,892	$4.48	6.53	$3,353,616
Options exercisable as of June 30, 2025	860,083	$4.11	6.64	$-
Issued	-	-	-	-
Canceled	(104,444)	6.69	8.30	-
Expired	-	-	-	-
Options outstanding as of June 30, 2026	849,448	$4.21	5.19	$2,187,598
Options exercisable as of June 30, 2026	847,298	$4.09	5.07	$-

The following are the vesting terms associated with those shares:

Tranche	Shares Granted	Vesting Method	Vesting Terms
Tranche 1	784,236	Graded Vesting	1/6th vested on July 1, 2021, remainder vests over the next 18th months using the graded vesting method, until the option is 100% vested.
Tranche 2	64,452	Straight-line	1/24th will vest on a straight-line monthly basis until the option is 100% vested.
Tranche 3	2,760	Graded Vesting	1/6th vests on grant date, remainder vests over the next 30 months using the graded vesting method, until the option is 100% vested.
Total	849,448

The Black-Scholes option-pricing model includes the following weighted average assumptions to determine the grant share-based awards:

	Years Ended June 30,
	2026	2025
Assumptions:
Risk-free interest rate	0.42-4.45%	0.42-4.45%
Expected dividend yield	0%	0%
Expected volatility	62.51- 77.84%	62.51- 77.84%
Expected life (in years)	5.52	5.52

During the years ended June 30, 2026, and 2025, the Company recognized stock-based compensation from options of $259,354 and $484,947, respectively.

As of June 30, 2026, there was $28,761 in unrecognized stock-based compensation related to unvested stock options, net of estimated forfeitures.

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

On November 15, 2024, the Company’s Chief Operating Officer employment agreement was amended whereby Mr. Savine is eligible to receive a performance bonus payable in cash only in an amount equal to the fair market value of: (i) 112,500 shares; and (ii) 100,000 warrants for Class A common stock exercised on a cashless basis with an exercise price of $2.00 per share. The initial term of the Savine Employment Agreement expired on May 12, 2025. The Savine Employment Agreement automatically renews on a month-to-month basis until either party terminates it. To be eligible for the bonus, Mr. Savine must be continuously employed during the term of the agreement, and the Company must have successfully completed a liquidity event, which may occur after the employment term. A Liquidity Event is defined in the Savine Employment Agreement as either: (i) (a) a merger, consolidation, reorganization, or business combination; or (b) a sale or other disposition of all or substantially all of our assets in any single transaction or series of related transactions; or (ii) (a) a primary offering of our Class A common stock by us to the general public through an effective registration statement filed with the SEC; (b) simultaneous listing of our Class A common stock on any established stock exchange if such common stock was not already listed at the time of such offering; and (c) we receive net proceeds from the offering of not less than $20 million. If Mr. Savine becomes eligible for the bonus, it will be paid to him no later than five days after the later of: (a) the end of the initial term and (b) a liquidity event.

As of June 30, 2026, no liability was recorded within the balance sheets for contingent consideration as the contingency is not probable such that an amount has not been estimated.

Legal Matters

The Company is involved in various legal proceedings arising in the ordinary course of its business. Michael A. Saracco (“Saracco”), a current shareholder of the Company, has initiated multiple proceedings against the Company and certain of its officers, directors and other parties relating principally to alleged investment and contractual matters involving the Company. The proceedings are in various stages of litigation and seek monetary, injunctive and other relief. In one of the proceedings, Saracco seeks monetary damages in excess of $2 million, including a claim for civil theft under Florida law seeking treble that amount of damages. The Company denies Saracco’s claims and, in consultation with outside legal counsel, believes the claims are without merit and intends to vigorously defend the pending actions.

In addition, the Company has been named as a defendant in litigation initiated by George Davison and related parties. The claims arise from alleged transactions and activities involving certain current and former officers, directors, investors and affiliated parties. Although the Company has been named in the action, management believes the allegations directed toward the Company are limited and that the claims against the Company are without merit.

Management, after consultation with outside legal counsel and consideration of the current status of the proceedings, believes that the likelihood of an unfavorable outcome resulting in a loss to the Company with respect to these matters is remote. Accordingly, no liability has been recorded in the accompanying consolidated financial statements related to these matters. Because litigation is inherently uncertain, the Company cannot predict the ultimate outcome of these proceedings.

Note 8 – Leases

The Company currently has two active leases, an office lease, as well as an office copier under non-cancellable operating leases with initial terms typically ranging from 1 to 3 years. At contract inception, the Company reviews the facts and circumstances of the arrangement to determine if the contract is or contains a lease. The Company follows the guidance in Topic 842 to evaluate whether the contract has an identified asset; if the Company has the right to obtain substantially all economic benefits from the asset; and if the Company has the right to direct use of the underlying asset. When determining if a contract has an identified asset, the Company considers both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if the Company has the right to direct the use of an underlying asset, the Company considers if they have the right to direct how and for what purpose the asset is used throughout the period of use and if they control the decision-making right over the asset.

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

The following table presents lease assets and liabilities and their balance sheet classification:

	June 30,
Classification	2026	2025
Operating Leases:
Right-of-use Asset	$269,325	$362,968
Current portion of operating lease obligation	$109,757	$91,220
Operating lease obligation, less current portion	$179,079	$288,836

The components of lease expense for the years ended June 30, 2026, and 2025, are as follows:

	For the Years Ended June 30,
Classification	2026	2025
Operating lease cost	$133,118	$133,118

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Years Ended June 30,
	2026	2025
Cash paid for operating lease liabilities	$130,696	$124,472

The weighted average lease term and discount rates are as follows:

June 30, 2026
Operating Leases:
Weighted average remaining lease term (years)	2.34
Weighted average discount rate	12%

Future payments due under leases reconciled to lease liabilities as follows:

Operating
Lease
For the Year end June 30:
2027	67,508
2028	140,602
2029	122,010
Total undiscounted lease payments	330,120
Present value discount, less interest	(41,284)
Lease Liabilities	$288,836

Note 9 – Income Taxes

The Company adopted Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, effective for its annual reporting period ended June 30, 2026, using a retrospective approach. The adoption primarily impacted presentation and disclosure requirements, resulting in enhanced income tax disclosures, including the effective tax rate reconciliation and related tax information. The adoption did not have an impact on the Company’s income tax provision, effective tax rate, deferred tax assets or liabilities, or overall financial position and results of operations.

The Company evaluated the impact of tax law changes enacted under the One Big Beautiful Bill Act (“OBBBA”). The Company determined that the provisions related to bonus depreciation were applicable and elected to claim 100% bonus depreciation on qualified property placed in service during the year. The impact of this provision was reflected in the Company’s current tax depreciation deductions and related deferred tax balances.

At June 30, 2026, the Company has approximately $75,748,574 of operating loss carryforwards for federal and $75,744,135 for Florida state tax purposes that may be applied against future taxable income. Of the $75.7 million of net operating losses, $8.4 million will begin to expire in the year 2032 if not utilized prior to that date. The remaining amount of $67.3 million will not have an expiration date but will be limited to 80% of taxable income. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by approximately $3,347,033 and $3,328,960 during the years 2026, and 2025, respectively. The deferred tax assets are approximately $22,452,000 and $19,123,000 at June 30, 2026, and 2025, respectively.

A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate is as follows:

	June 30, 2026		June 30, 2025
	Amount	%	Amount	%
U.S. Federal statutory tax rate	$(2,739,408)	21.00%	$(2,953,849)	21.00%
State and local income tax, net of federal income tax effect
Florida	(570,698)	4.37%	(653,777)	4.65%
Changes in state valuation allowance	570,698	(4.37)%	653,777	(4.65)%
Change in valuation allowance	2,758,262	(21.14)%	3,159,795	(22.46)%
Nontaxable or nondeductible items
Permanent - M&E	2,056	(0.02)%	1,803	(0.01)%
Permanent - Fines/penalties	1,326	(0.01)%	5,947	(0.04)%
Stock-based compensation	14,705	(0.11)%	-	0.00%
Return to provision adjustments	(916)	0.01%	1,763	(0.01)%
Prior period adjustments	(36,025)	0.28%	(215,460)	1.53%
Provision from income taxes	—	—	—	—

The tax effect of temporary differences that gave rise to significant portion of the deferred tax assets / (liabilities) were as follows:

	June 30, 2026	June 30, 2025
	Amount	Amount
Net Operating loss carryforwards - Federal	$15,907,201	$13,222,565
Net Operating loss carryforwards - State	3,291,276	2,735,812
Stock based compensation	3,168,901	3,120,915
Deferred Revenue	(13,231)	(34,971)
Accrued Liabilities	(11,987)	(30,443)
Depreciation and Amortization	(6,038)	810
Allowance for doubtful accounts	115,749	108,222
Valuation allowance	(22,451,870)	(19,122,910)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of the deductible temporary difference carryforwards. At this time, based on current facts and circumstances, management believes that is not likely that the Company will realize the benefits for its deferred tax assets, and a valuation allowance has been recorded on the same.

The Company does not have any recorded unrecognized tax benefit for uncertain tax positions as of June 30, 2026, and 2025.

Note 10 – Related Party Transactions

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

Convertible Notes Payable

The Company has entered into various convertible promissory note arrangements with Nextelligence, Inc., a related party. Additional information regarding the terms, modifications, conversions, and balances associated with these arrangements is included in Note 5.

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

Services Agreement

The Company entered into a Data Services Agreement with Nextelligence, which is effective as of July 1, 2025. Under the agreement, the Company has access to and use of a proprietary marketing database and related analytical services Nextelligence either owns or licenses from Audience Acuity LLC, including customer profiling, audience targeting, and CRM support. The agreement imposes certain restrictions on our use of the data, including prohibitions on resale, reverse engineering and use in certain industries and applications. The Company paid a one-time fee of $120,000 and is required to pay a monthly fee of $10,000 for continued access to the data and services. The fees related to this contract are being recorded as General and administrative expenses. The agreement has an initial three-year term, automatically renewing for successive one-year periods unless terminated in writing by either party not less than 30 days before the end of the initial term or subsequent term extension. On the June 30, 2026 balance sheet, $40,000 of the unamortized license fee is classified as prepaid assets- related party within current assets, while the remaining non-current portion of $40,000 is presented as prepaid assets, net of the current portion – related party.

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

The Company recognized related party revenue of $267,509 for the year ended June 30, 2026. The Company has accounts receivable – related party of $96,300 for the FAST revenue services provided and $2,100 from Nextelligence, Inc. for the reimbursement of supplies and rent provided during the year ended June 30, 2026.

Note 11 – Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and determined that except for the following subsequent events, there have been no additional subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements:

On July 2, 2026, the Company entered into a Securities Purchase Agreement with a group of accredited investors pursuant to a private placement financing. Under the agreement, the Company agreed to issue 7,910,474 shares of Class A common stock, consisting of 4,666,667 shares of Class A common stock and pre-funded warrants exercisable for up to 3,243,807 shares of Class A common stock for net proceeds of $22.3 million.